Form 10-Q
period 2023-06-30
CaliberCos Inc.
filed 2023-08-11
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-41703

CALIBERCOS INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2426901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8901 E. Mountain View Rd. Ste. 150, Scottsdale, AZ	85258
(Address of Principal Executive Offices)	(Zip Code)

(480) 295-7600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	CWD	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

There were 21,249,884 shares of common stock, comprised of 13,833,470 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock of CaliberCos Inc. as of August 8, 2023.

Explanatory Note

In this report, the term “Caliber”, “we”, “us”, “our” or “the Company” refers to CaliberCos Inc.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

•estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•our estimates of the size of our market opportunities;
•our ability to effectively manage our growth;
•our ability to successfully enter new markets, manage our growth expansion and comply with any applicable laws and regulations;
•the effects of increased competition from our market competitors;
•significant disruption in, or breach in security of, our information technology systems and resultant interruptions in service and any related impact on our reputation;
•the attraction and retention of qualified employees and key personnel;
•the effectiveness of our internal controls;
•changes in laws and government regulation affecting our business;
•the impact of adverse economic conditions;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness; and
•outcomes of legal or administrative proceedings.

In addition, in this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to our Company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Forward-looking statements speak only as of the date of this report. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2023	December 31, 2022
Assets
Cash	$1,335	$1,921
Restricted cash	2,330	23
Real estate investments, net	21,411	2,065
Due from related parties	7,675	9,646
Investments in unconsolidated entities	3,246	3,156
Operating lease - right of use assets	215	1,411
Prepaid and other assets	2,722	5,861
Assets of consolidated funds
Cash	7,220	5,736
Restricted cash	10,527	8,254
Real estate investments, net	219,834	196,177
Accounts receivable, net	1,700	2,228
Notes receivable - related parties	31,657	28,229
Due from related parties	4	15
Operating lease - right of use assets	8,780	8,769
Prepaid and other assets	10,356	5,343
Total assets	$329,012	$278,834

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2023	December 31, 2022
Liabilities and Stockholders’ Equity
Notes payable	$54,964	$14,653
Notes payable - related parties	—	365
Accounts payable and accrued expenses	7,784	6,374
Buyback obligation	—	12,391
Due to related parties	101	171
Operating lease liabilities	131	1,587
Other liabilities	560	64
Liabilities of consolidated funds
Notes payable, net	147,277	134,256
Notes payable - related parties	10,391	6,973
Accounts payable and accrued expenses	9,792	9,252
Due to related parties	129	68
Operating lease liabilities	12,419	12,461
Other liabilities	2,852	3,030
Total liabilities	246,400	201,645

Commitments and Contingencies

Preferred stock Series B, $0.001 par value; 12,500,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and 1,651,302 shares issued and outstanding as of December 31, 2022	—	—
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 13,820,978 and 10,790,787 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	14	11
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 7,416,414 shares issued and outstanding as June 30, 2023 and December 31, 2022	7	7
Paid-in capital	38,979	33,108
Less treasury stock, at cost, 277,342 shares repurchased and 3,432,351 forward repurchase shares as of December 31, 2022. As of June 30, 2023, there was no treasury stock or forward repurchase shares	—	(13,626)
Accumulated deficit	(31,060)	(22,709)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	7,940	(3,209)
Stockholders’ equity attributable to noncontrolling interests	74,672	80,398
Total stockholders’ equity	82,612	77,189
Total liabilities and stockholders’ equity	$329,012	$278,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Asset management fees	$1,229	$1,135	$2,511	$2,066
Performance allocations	12	103	2,438	2,405
Transaction and advisory fees	665	1,750	1,419	2,371
Consolidated funds – hospitality revenue	16,273	14,242	39,482	32,813
Consolidated funds – other revenue	2,266	1,451	4,117	3,328
Total revenues	20,445	18,681	49,967	42,983

Expenses
Operating costs	6,820	2,829	11,324	5,218
General and administrative	1,426	2,149	3,242	4,137
Marketing and advertising	325	765	678	1,005
Depreciation and amortization	137	7	269	16
Consolidated funds – hospitality expenses	20,749	12,685	41,032	29,826
Consolidated funds – other expenses	1,949	2,030	3,874	4,469
Total expenses	31,406	20,465	60,419	44,671

Consolidated funds - gain on sale of real estate investments	—	—	—	21,530

Other income (loss), net	546	(3)	1,065	216
Interest income	96	3	194	3
Interest expense	(1,261)	(175)	(2,092)	(344)
Net (loss) income before income taxes	(11,580)	(1,959)	(11,285)	19,717
Provision for income taxes	—	—	—	—
Net (loss) income	(11,580)	(1,959)	(11,285)	19,717
Net (loss) income attributable to noncontrolling interests	(5,854)	(1,499)	(4,352)	19,628
Net (loss) income attributable to CaliberCos Inc.	(5,726)	(460)	(6,933)	89
Basic net (loss) income per share attributable to common stockholders	$(0.29)	$(0.03)	$(0.37)	$0.01
Diluted net (loss) income per share attributable to common stockholders	$(0.29)	$(0.03)	$(0.37)	$0.01
Weighted average common shares outstanding:
Basic	19,612	17,791	18,901	17,873
Diluted	19,612	17,791	18,901	19,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2022	1,651	$—	10,791	$11	7,416	$7	$33,108	$(13,626)	$(22,709)	$80,398	$77,189
Repurchases of common stock	—	—	(42)	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	702	—	—	—	702
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	7,629	7,629
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(295)	(295)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,752)	(1,752)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	(20,805)	(20,805)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	9,539	9,539
Retirement of treasury stock	—	—	—	—	—	—	—	1,418	(1,418)	—	—
Net (loss) income	—	—	—	—	—	—	—	—	(1,207)	1,502	295
Balances as of March 31, 2023	1,651	$—	10,749	$11	7,416	$7	$33,810	$(12,208)	$(25,334)	$76,216	$72,502
Issuance of common stock, net of issuance costs	—	—	1,200	1	—	—	3,247	—	—	—	3,248
Conversions of preferred stock	(1,651)	—	1,651	2	—	—	—	—	—	—	2
Equity based compensation	—	—	221	—	—	—	1,922	—	—	—	1,922
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	6,787	6,787
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(995)	(995)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,482)	(1,482)
Elimination of buyback obligation	—	—	—	—	—	—	—	12,208	—	—	12,208
Net loss	—	—	—	—	—	—	—	—	(5,726)	(5,854)	(11,580)
Balances as of June 30, 2023	—	$—	13,821	$14	7,416	$7	$38,979	$—	$(31,060)	$74,672	$82,612

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2021	1,650	$—	10,523	$10	7,416	$7	$29,249	$(13,626)	$(24,729)	$58,782	$49,693
Issuance of common stock	—	—	10	—	—	—	62	—	—	—	62
Equity based compensation expense	—	—	—	—	—	—	64	—	—	—	64
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	5,926	5,926
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(200)	(200)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(870)	(870)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	4,029	4,029
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(16,781)	(16,781)
Net income	—	—	—	—	—	—	—	—	549	21,127	21,676
Balances as of March 31, 2022	1,650	$—	10,533	$10	7,416	$7	$29,375	$(13,626)	$(24,180)	$72,013	$63,599
Issuance of common stock	—	—	494	1	—	—	3,249	—	—	—	3,250
Equity based compensation expense	—	—	—	—	—	—	137	—	—	—	137
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	10,637	10,637
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,410)	(1,410)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,122)	(1,122)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	(165)	(165)
Net loss	—	—	—	—	—	—	—	—	(460)	(1,499)	(1,959)
Balances as of June 30, 2022	1,650	$—	11,027	$11	7,416	$7	$32,761	$(13,626)	$(24,640)	$78,454	$72,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(11,285)	$19,717
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	258	16
Non-cash lease expense and gain on lease extinguishment	(290)	—
Non-cash performance allocations	(2,382)	—
Equity-based compensation	2,624	201
Amortization of above-market/below market leases and straight-line rent, net	108	—
Amortization of deferred financing costs	(15)	—
Changes in operating assets and liabilities:
Due from related parties	637	1,257
Prepaid expenses, right-of-use assets and other assets	3,198	(1,038)
Accounts payable and accrued expenses	1,405	(204)
Due to related parties	(70)	(610)
Lease liabilities and other liabilities	359	(455)
Adjustments to reconcile net income to net cash from operating activities of consolidated funds:
Depreciation	5,134	4,648
Non-cash lease expense	(53)	—
Gain on the disposition of real estate	—	(21,530)
Loss (gain) on extinguishment of debt	2	(3,131)
Gain on derivative instruments	(30)	—
Loss on disposal of furniture, fixtures and equipment	413	—
Impairment	—	182
Amortization of advanced key money	(37)	(38)
Amortization of above-market/below market leases and straight-line rent, net	(244)	(38)
Amortization of deferred financing costs	737	326
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	1,267	(63)
Due from related parties	11	97
Prepaid expenses, right-of use assets and other assets	(4,617)	(209)
Accounts payable and accrued expenses	(773)	(200)
Due to related parties	266	598
Lease liabilities and other liabilities	(82)	1,463
Net cash provided by operating activities	(3,459)	989

Cash Flows From Investing Activities
Investments in real estate assets	(127)	(128)
Acquisition of real estate assets	(19,472)	—
Investments in unconsolidated entities	(90)	(686)
Funding of notes receivable - related party	(980)	—
Payment received on notes receivable - related party	480	—

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	12,927	1,393
Deconsolidation of VIEs	(12,418)	(16,882)
Investments in real estate assets	(10,223)	(28,375)
Acquisition of real estate assets	(6,643)	—
Proceeds from the sale of real estate assets	—	30,672
Funding of notes receivable - related party	(8,309)	(4,067)
Payment received on notes receivable - related party	1,935	191
Net cash used in investing activities	(42,920)	(17,882)
Cash Flows From Financing Activities
Payment of deferred financing costs	$(253)	$—
Proceeds from notes payable	42,816	6,585
Repayments of notes payable	(2,237)	(868)
Proceeds from notes payable - related parties	4,000	—
Repayments of notes payable - related parties	(4,365)	(35)
Proceeds from the issuance of common stock, net of issuance costs	3,248	12
Payments of treasury stock - buyback obligation	(183)	(157)
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(2,515)	(241)
Proceeds from notes payable	60,535	23,315
Repayments of notes payable	(57,687)	(16,969)
Proceeds from notes payable - related parties	3,239	10,455
Repayments of notes payable - related parties	(4,633)	(7,757)
Contributions from noncontrolling interest holders	14,416	16,563
Redemptions of noncontrolling interests	(1,290)	(1,610)
Distributions to noncontrolling interest holders	(3,234)	(1,992)
Net cash provided by financing activities	51,857	27,301
Net Change in Cash and Restricted Cash	5,478	10,408
Cash and Restricted Cash at Beginning of Period	15,934	16,532
Cash and Restricted Cash at End of Period	$21,412	$26,940

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$7,657	$8,378
Restricted cash at beginning of period	8,277	8,154
Cash and restricted cash at beginning of period	15,934	16,532

Cash at end of period	8,555	15,580
Restricted cash at end of period	12,857	11,360
Cash and restricted cash at end of period	$21,412	$26,940
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the “Company”, “Caliber”, “we”, “our”, and “us”), is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. We also provide various support services to the investments we manage including fund formation services, lending support, construction and development management, and real estate brokerage. Our business is organized into three reportable segments: Fund Management, Development, and Brokerage. As of June 30, 2023, we had operations in Alaska, Arizona, Colorado, and Texas.
In general, our private equity real estate funds are organized as operating partnerships, in which multiple unrelated passive investors own partnership interests. In addition, we are designated as the manager and/or general partner of the partnership. Depending on the legal structure and arrangements between us and the funds, we may or may not consolidate the partnerships for financial reporting purposes. For funds in which we are determined to be the controlling party or primary beneficiary for financial reporting purposes, the fund is consolidated, and the passive investors’ ownership is presented as noncontrolling interest in the accompanying condensed consolidated financial statements. For funds in which we are not determined to be the controlling party for financial reporting purposes, the fund is not consolidated, and any fees earned from the fund are included in fund management revenue in the accompanying condensed consolidated financial statements. See Note 2 – Summary of Significant Accounting Policies for more detail.
Liquidity
The Company, through guarantees of loans held by its consolidated funds, has five separate loans outstanding with maturity dates within the 12-month period subsequent to when these financial statements were issued with outside lenders totaling $28.8 million at June 30, 2023. Management is actively managing the potential amendments to the applicable loan agreements to include additional extension options, pay off or refinancing of these facilities. Management believes that we will be able to enter into new financing arrangements with third-party lenders. See Note 6 – Notes Payable for additional details.

Note 2 – Summary of Significant Accounting Policies

Accounting Policies of the Company

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries, which include variable interest entities (“VIEs”) where we are considered the primary beneficiary and voting interest entities (“VOEs”), where we have determined that we have a controlling financial interest, under the “Consolidations” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (Topic 810). The equity and net income or loss attributable to noncontrolling interests in subsidiaries is shown separately in the accompanying condensed consolidated balance sheets, statements of operations, and statements of changes in stockholders’ equity. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

We determine if an entity is a VIE based on several factors, including whether the equity holders, as a group, lack the characteristics of a controlling financial interest. We analyze any investments in VIEs to determine if we are the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative analysis focused on identifying which reporting entity has both (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment. We consolidate any VIEs for which we are the primary beneficiary and we disclose our maximum exposure to loss related to the consolidated VIEs. See Note 3 – VIEs for more detail.

Voting Interest Entities

Entities that do not qualify as VIEs are generally assessed for consolidation as VOEs. For VOEs, we consolidate an entity if we have a controlling financial interest. We have a controlling financial interest in a VOE if (i) for legal entities other than partnerships, we own a majority voting interest in the entity or, for limited partnerships and similar entities, we own a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights, and no other conditions exist that would indicate that we do not control the entity.

Interim Unaudited Financial Data

Our condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements, including notes, are unaudited, exclude some of the disclosures required for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022.

Use of Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

Reclassification

On January 17, 2023, the Company’s board of directors approved an amendment to its certificate of incorporation to effect a 1-for-1.6820384 reverse stock split of Class A common stock, Class B common stock and Series B preferred stock. The reverse stock split was effected on January 17, 2023. Certain prior period amounts have been updated to reflect the reverse stock split including share and per share amounts and additional paid-in-capital amounts on the condensed consolidated statement of equity for each of the three months ended March 31, 2022 and June 30, 2022.

Cash

Cash includes cash in bank accounts. The Company deposits cash with several high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash balances may exceed FDIC limits. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.

Restricted Cash

Restricted cash consists of held in escrow accounts by contractual agreement with lenders as part of financial loan covenant requirements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments in Unconsolidated Entities

If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited liability companies and other investments is based on voting control. For our managing member interests in limited liability companies, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling investments in these entities under the equity method. Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIE in which we are not the primary beneficiary are accounted for under the equity method. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the equity method investment’s earnings and distributions. Our share of the earnings or loss from equity method investments is included in other income (expenses), net on the accompanying condensed consolidated statements of operations.

Our determination of the appropriate accounting treatment for an investment in a subsidiary requires judgment of several factors including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. If we were to make different judgments or conclusions as to the level of our control or influence, it could result in a different accounting treatment. Consolidating an investment generally would have no impact on our net income or stockholders’ deficit attributable to CaliberCos Inc. in any accounting period, but a different treatment would impact individual income statement and balance sheet line items, as consolidation would effectively “gross up” our statement of operations and balance sheet.

As of June 30, 2023 and December 31, 2022, the carrying amount of our investments in unconsolidated entities was $3.2 million. In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three and six months ended June 30, 2023 and 2022, the Company had no impairment losses related to its investments in unconsolidated entities.

Depreciation and Amortization Expense

Depreciation expense includes costs associated with the purchase of furniture and equipment and office leasehold improvements which are recorded at cost. Furniture and equipment costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to seven years beginning in the first full month the asset is placed in service. Office leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.

Impairment of Long-Lived Assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is determined not to be recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted net future cash flows resulting from the use of the asset, excluding interest charges. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.

For the three and six months ended June 30, 2023 and 2022, the Company had no impairment losses related to its real estate and other long-lived assets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk

Substantially all of the Company’s revenues are generated from the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, and Texas. The Company mitigates the associated risk by:

•diversifying our investments in real estate assets across multiple asset types, including hospitality, commercial, single-family, multi-family, and self-storage properties;
•diversifying our investments in real estate assets across multiple geographic locations including different markets and sub-markets in which our real estate assets are located;
•diversifying our investments in real estate assets across assets at differing points of stabilization, and in varying states of cash flow optimization; and
•maintaining financing relationships with a diversified mix of lenders (differing size and type), including large national banks, local community banks, private equity lenders, and insurance companies.

Noncontrolling Interests in Consolidated Real Estate Partnerships

We report the unaffiliated partners’ interests in the net assets of our consolidated real estate partnerships as noncontrolling interests within the accompanying condensed consolidated statements of changes in stockholders’ equity. Noncontrolling interests consist of equity interests held by limited partners in consolidated real estate partnerships. We attribute to noncontrolling interests their share of income or loss of the consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity and partners’ capital accounts.

The terms of the partnership agreements generally require the partnerships to be liquidated following the sale of the underlying real estate assets. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. The terms of certain partnership agreements outline differing classes of equity ownership, some of which are redeemable by the partnership at the partnership manager’s discretion.

Revenue Recognition

In accordance with the ASC 606, Revenue from Contracts with Customers (“ASC 606”), management applies the five-step framework in determining the timing and amount of revenue to recognize. This framework requires an entity to: (i) identify the contract(s) with customers, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation. The Company’s revenues primarily consist of fund management and transaction and advisory fees.

Fund Management

Asset management fees generated from the funds are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. The Company earns an asset management fee of 0.70% of the Caliber Hospitality Trust’s (as defined in Note 3 – VIEs) enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These customer contracts require the partnership to provide management services, representing a performance obligation that the partnership satisfies over time.

Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from  the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transaction and Advisory Fees

Revenues from contracts with customers includes fixed fee arrangements with related party affiliates to provide certain associated activities which are ancillary to and generally add value to the assets we manage, such as set-up and fund formation services associated with marketing, soliciting, and selling member interests in the affiliated limited partnerships, brokerage services, construction and development management services, loan placement and guarantees. The recognition and measurement of revenue is based on the assessment of individual contract terms. For performance obligations satisfied at a point in time, there are no significant judgments made in evaluating when the customer obtains control of the promised service.

For performance obligations satisfied over time, significant judgment is required to determine how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on appropriate measurement of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. Transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of its anticipated performance and all information that is reasonably available to the Company. Revenues are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Set-up services are a one-time fee for the initial formation, administration, and set-up of the private equity real estate fund. These fees are recognized at the point in time when the performance under the contract is complete.

Fund formation fees are earned at a point in time at a fixed rate based on the amount of capital raised into certain managed funds. Services include marketing, offering, registration, and ultimately raising capital.

Accounts Receivable

Accounts receivable primarily consists of reimbursable expenses from third-party development projects. The Company continually reviews receivables and determines collectability by taking into consideration the history of past write-offs, collections, current credit conditions, payment history, and the financial condition of the related third-party service providers. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in operating costs on the accompanying condensed consolidated statements of operations. The Company did not record an allowance for doubtful accounts as of June 30, 2023 and December 31, 2022.

Related Parties

In the normal course of business, the Company enters into transactions with related parties. Related parties include affiliates of the entity, entities under common control of the Company, significant stockholders and executive management and members of their immediate families, and other parties that can significantly influence the management and operating policies of the Company.

Leases

Lessor

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of June 30, 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company identified two separate lease components as follows: i) land lease component, and ii) single property lease component comprised of building, land improvements and tenant improvements. The Company’s leases also contain provisions for tenants to reimburse the consolidated funds for maintenance and other property operating expenses, which are considered to be non-lease components. The Company elected the practical expedient to combine lease and non-lease components and the non-lease components will be included with the single property lease component as the predominant component.

Lessee

To account for leases for which the Company is the lessee, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date.

The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The incremental borrowing rate is determined based on the estimated rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The lease term is the noncancelable period of the lease and includes any renewal and termination options the Company is reasonably certain to exercise. The lease liability balance is amortized using the effective interest method. The lease liability is remeasured when the contract is modified, upon the resolution of a contingency such that variable payments become fixed or if the assessment of exercising an extension, termination or purchase option changes.

The right-of-use (“ROU”) asset balance is initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.

The Company’s impairment assessment for ROU assets is consistent with the impairment analysis for the Company's other long-lived assets and is reviewed quarterly.

Accounting Policies of Consolidated Funds

Accounting for Real Estate Investments

Upon the acquisition of real estate properties, a determination is made as to whether the acquisition meets the criteria to be accounted for as an asset acquisition or a business combination. The determination is primarily based on whether the assets acquired, and liabilities assumed meet the definition of a business. The determination of whether the assets acquired, and liabilities assumed meet the definition of a business includes a single or similar asset threshold. In applying the single or similar asset threshold, if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired, and liabilities assumed are not considered a business. Most of our consolidated fund acquisitions meet the single or similar asset threshold, due to the fact that substantially all the fair value of the gross assets acquired is attributable to the real estate assets acquired.

Acquired real estate properties accounted for as asset acquisitions are recorded at cost, including acquisition and closing costs. Our consolidated funds allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. Our consolidated funds determine the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, using a combination of internal valuation techniques that consider comparable market transactions, replacement costs and other available information and fair value estimates provided by third-party valuation specialists, depending upon the circumstances of the acquisition. Our consolidated funds determine the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using a combination of internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and fair value estimates provided by third-party valuation specialists, depending upon the circumstances of the acquisition.

If a transaction is determined to be a business combination, the assets acquired, liabilities assumed, and any identified intangibles are recorded at their estimated fair values on the transaction date, and transaction costs are expensed in the period incurred.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost Capitalization and Depreciation

Our consolidated funds capitalize costs, including certain indirect costs, incurred in connection with their development and construction activities. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital addition activities at the asset level. Interest, property taxes and insurance are also capitalized during periods in which redevelopment, development and construction projects are in progress. Capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, commence at the point in time when activities necessary to get the assets ready for their intended use are in progress. This includes when assets are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. Our consolidated funds cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes or other properties are available for occupancy. Cost of ordinary repairs, maintenance and resident turnover are charged to operating expense, as incurred.

Depreciation for all tangible real estate assets is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of our real estate assets are as follows:

Building and building improvements	15 – 40 years
Furniture, fixtures, and equipment	3 – 7 years

For the three and six months ended June 30, 2023, depreciation expense was $2.7 million and $5.1 million, respectively. For the three and six months ended June 30, 2022, depreciation expense was $2.4 million and $4.6 million, respectively.

Impairment of Long-Lived Assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is determined to not be recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted net future cash flows resulting from the use of the asset, excluding interest charges. If the carrying amount exceeds the aggregate undiscounted future cash flows, our consolidated funds recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.

For the three and six months ended June 30, 2023 and 2022, our consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.

Cash

Cash includes cash in bank accounts. The consolidated funds deposit cash with several high-quality financial institutions. These deposits are guaranteed by the FDIC up to an insurance limit of $250,000. At times, cash balances may exceed FDIC limits. Although the consolidated funds bear risk on amounts in excess of those insured by the FDIC, they have not experienced and do not anticipate any losses due to the high quality of the institutions where the deposits are held.

Restricted Cash

Restricted cash consists of tenant security deposits and cash reserves required by certain loan agreements for capital improvements and repairs. As improvements and repairs are completed, related costs incurred by the consolidated funds are funded from the reserve accounts. Restricted cash also includes cash held in escrow accounts by mortgage companies on behalf of the consolidated funds for payment of property taxes, insurance, and interest.

Consolidated Fund Revenues

In accordance with ASC 606, our consolidated funds apply the five-step framework in determining the timing and amount of revenue to recognize. This framework requires an entity to: (i) identify the contract(s) with customers, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation. Our consolidated funds’ revenues primarily consist of hospitality revenues, rental income and interest income.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated funds – hospitality revenue

Hospitality revenues are comprised of charges for room rentals, food and beverage sales, and other hotel operating activities. Revenues are recognized as earned, which is defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Revenues are recorded net of sales tax.

Our consolidated funds have performance obligations to provide accommodations and other ancillary services to hotel guests. As compensation for such goods and services, the consolidated funds are typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. These fees are generally payable at the time the hotel guest checks out of the hotel. The consolidated funds generally satisfy the performance obligations over time and recognize the revenue from room sales and from other ancillary guest services on a daily basis, as the rooms are occupied, and the services have been rendered.

For food and beverage, revenue is recognized upon transfer of promised products or services to customers in an amount that reflects the consideration the consolidated funds received in exchange for those services, which is generally when payment is tendered at the time of sale.

The consolidated funds receive deposits for events and rooms. Such deposits are deferred and included in other liabilities on the accompanying condensed consolidated balance sheets. The deposits are credited to consolidated funds – hospitality revenue when the specific event takes place.

Consolidated funds – other revenue

Consolidated funds – other revenue includes rental revenue of $1.4 million and $2.3 million, for the three and six months ended June 30, 2023, respectively, and $0.7 million and $2.0 million for the three and six months ended June 30, 2022, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

Upon adoption of ASC 842, Leases (“ASC 842”), effective January 1, 2022, at the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of June 30, 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

The Company identified two separate lease components as follows: i) land lease component, and ii) single property lease component comprised of building, land improvements and tenant improvements. The Company’s leases also contain provisions for tenants to reimburse the consolidated funds for maintenance and other property operating expenses, which are considered to be non-lease components. The Company elected the practical expedient to combine lease and non-lease components and the non-lease components will be included with the single property lease component as the predominant component.

Prior to the adoption of ASC 842, rental revenue consisted of the amount each tenant paid in accordance with the terms of each lease and were reported on a straight-line basis over the initial noncancelable term of the lease, net of any concessions, and recognized when earned and collectability was reasonably assured. These revenues were recorded net of any sales and occupancy taxes collected from tenants. Rental revenue is not within the scope of ASC 606 and was accounted for in accordance with ASC 840 — Leases.

In addition, consolidated funds - other revenue includes interest income of $0.9 million and $1.8 million, for three and six months ended June 30, 2023, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively, which is generated by a consolidated fund’s lending activity. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Fund Expenses

Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, our consolidated funds, including, without limitation, operating costs, depreciation and amortization, interest expense on debt held by our consolidated funds, gain on extinguishment of debt, gain on derivative instruments, insurance expenses, professional fees and other costs associated with administering and supporting those funds.

Accounts Receivable

Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. Our consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, our consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying condensed consolidated statements of operations. Our consolidated funds had an immaterial amount of allowance for doubtful accounts as of June 30, 2023 and no allowance for doubtful accounts as of December 31, 2022.

Derivative Instruments

The consolidated funds record all derivative instruments on the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of the derivative and the effect on the financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. If the consolidated fund elects not to apply hedge accounting treatment, any changes in the fair value of the derivative instruments is recognized immediately in consolidated funds - hospitality expenses in the condensed consolidated statements of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss).

Fair Value of Financial Instruments

The fair value of financial instruments is disclosed in accordance with ASC 825, Financial Instruments. The fair value of our financial instruments is estimated using available market information and established valuation methodologies. The estimates of fair value are not necessarily indicative of the amounts the consolidated funds could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.

Fair Value Measurements

Fair value measurements and disclosures consist of a three level valuation hierarchy. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the ability to observe the inputs employed in the measurement using market participant assumptions at the measurement date. An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.
•Level 2 – Inputs include quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.
•Level 3 – Unobservable inputs for the asset or liability. These unobservable inputs reflect assumptions about what market participants would use to price the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting company’s own data)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The amendments in ASU 2020-06 are effective for the Company for reporting periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted beginning after December 15, 2020. We are currently evaluating the impact of ASU 2020-06, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Note 3 – VIEs

During the six months ended June 30, 2023, the Company deconsolidated five hospitality funds which were contributed to the Caliber Hospitality, LP, whose sole general partner is Caliber Hospitality Trust, Inc. (the “Caliber Hospitality Trust”). During the six months ended June 30, 2022, the Company deconsolidated one VIE that sold its investment in a multi-family residential property and repaid the loan secured by the property and therefore the Company was no longer determined to be the primary beneficiary. We aggregate and report the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying condensed consolidated statements of operations through the date of deconsolidation.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company consolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which include activity from five previously consolidated hospitality funds and one previously unconsolidated fund during the six months ended June 30, 2023 because the Company was determined to be the primary beneficiary as it has the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which is significant to Caliber Hospitality Trust and Caliber Hospitality, LP. In addition, the Company consolidated West Frontier Holdco, LLC (“West Frontier”) as the Company was determined to be the primary beneficiary as we have the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund. The consolidation of the Caliber Hospitality Trust and West Frontier consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

Assets
Real estate investments, net	$87,897
Cash	3,667
Restricted cash	9,260
Accounts receivable, net	4,348
Notes receivable - related parties	10,411
Due from related parties	40
Investments in unconsolidated entities	84,076
Operating lease - right of use assets	8,775
Prepaid and other assets	5,953
Total assets	$214,427

Liabilities
Notes payable, net	$80,278
Notes payable - related parties	34,786
Accounts payable and accrued expenses	7,858
Due to related parties	10,302
Operating lease liabilities	12,441
Other liabilities	2,158
Total liabilities	147,823

Stockholders’ equity	66,604
Total liabilities and stockholders’ equity	$214,427

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2022, the Company consolidated Northsight Crossing AZ, LLC (“Northsight”) and Southpointe Fundco, LLC (“Southpointe”) because the Company was determined to be the primary beneficiary as we have the power to direct the activities of Northsight and Southpointe and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund. The consolidation of Northsight and Southpointe consisted of the following (in thousands) at the time of consolidation:

Assets
Real estate investments, net	$23,611
Cash	233
Restricted cash	1,325
Prepaid and other assets	748
Total assets	$25,917

Liabilities
Notes payable, net	$15,824
Notes payable - related parties	5,301
Accounts payable and accrued expenses	109
Due to related parties	7
Other liabilities	688
Total liabilities	21,929

Stockholders’ equity	3,988
Total liabilities and stockholders’ equity	$25,917

Management has determined that the equity holders in our consolidated entities, as a group, lack the power to direct the activities that most significantly impact the entity’s economic performance and/or have disproportionate voting rights relative to their equity. The Company was determined to be the primary beneficiary of each of these entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual entities.

Generally, the assets of the individual consolidated VIEs can be used only to settle liabilities of each respective individual consolidated VIEs and the liabilities of the individual consolidated VIEs are liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company. When the VIE is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the interests in the VIEs are included in non-controlling interest in the condensed consolidated financial statements. The Company has provided financial support to certain consolidated VIEs in the form of short-term financing and guarantees of the debts of certain VIEs. In general, our maximum exposure to loss due to involvement with the consolidated VIEs is limited to the amount of capital investment in the VIE, if any, or the potential obligation to perform on the guarantee of debts.

See Note 11 – Commitments and Contingencies for additional information related to the commitments and contingencies of these VIEs.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Real Estate Investments

Real Estate Investments of the Company

Asset Acquisitions

During the six months ended June 30, 2023, the Company acquired its headquarters office building for an aggregate purchase price of $19.5 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP. There were no asset acquisitions by the Company during the six months ended June 30, 2022.

The preliminary allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the six months ended June 30, 2023 (in thousands):

Six Months Ended June 30, 2023
Real estate investments, at cost
Land and land improvements	$9,131
Building and building improvements	9,332
Furniture, fixtures and equipment	959
Intangible lease assets	398
Intangible lease liabilities	(348)
Total purchase price of assets acquired	$19,472

Real Estate Investments of the Consolidated Funds

Asset Acquisitions by Consolidated Funds

During the six months ended June 30, 2023, the consolidated funds acquired one multi-family residential property for an aggregate purchase price of $6.6 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP. There were no asset acquisitions by the consolidated funds during the six months ended June 30, 2022.

The allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the six months ended June 30, 2023 (in thousands):

Six Months Ended June 30, 2023
Real estate investments, at cost
Land and land improvements	$599
Building and building improvements	6,044
Total purchase price of assets acquired	$6,643

Dispositions by Consolidated Funds

During the six months ended June 30, 2023, the consolidated funds did not sell any properties. During the six months ended June 30, 2022, the consolidated funds sold its investment in one multi-family apartment building located in Phoenix, Arizona, with a cost basis of $9.1 million, resulting in a gain of $21.5 million, which is included in consolidated funds - gain on sale of real estate assets on the accompanying condensed consolidated statements of operations.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Prepaid and Other Assets

Prepaid and Other Assets of the Company

Prepaid and other assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Pursuit costs (1)	$1,323	$4,495
Prepaid expenses	756	704
Accounts receivable, net	113	62
Deposits	63	46
Other assets	467	554
Total prepaid and other assets	$2,722	$5,861

(1)
Pursuit costs represent expenses incurred related to new fund formation, primarily for professional, legal, consulting, accounting and tax services. As the funds raise equity investments and operating cash flow, as applicable, these costs are reimbursed by the respective funds to the Company. The Company assesses collectability and expenses any amounts in which collectability is not reasonably assured.

Prepaid and Other Assets of the Consolidated Funds

Prepaid and other assets of the consolidated funds consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Derivative assets	$1,761	$1,646
Prepaid expenses	1,425	1,511
Deposits	696	742
Pursuit costs (1)	630	549
Deferred franchise fees, net	302	372
Intangibles, net	481	361
Inventory	157	138
Other assets (2)	4,904	24
Total prepaid and other assets	$10,356	$5,343

(1)
Pursuit costs represent expenses incurred related to new fund formation, primarily for professional, legal, consulting, accounting and tax services. As the funds raise equity investments and operating cash flow, as applicable, these costs are reimbursed by the respective funds to the Company. The Company assesses collectability and expenses any amounts in which collectability is not reasonably assured.

(2)
Other assets as of June 30, 2023, represents incremental costs, primarily consisting of professional, legal, consulting, accounting and tax services, directly attributable to a proposed offering of securities that are deferred and will be charged against the gross proceeds of the offering.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Notes Payable

Notes Payable of the Company

Notes payable consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

Notes Payable	June 30, 2023	December 31, 2022	Interest Rate (1)	Maturity Date (1)
Corporate notes	$37,533	$13,279	10.00% - 12.00%	July 2023 - March 2025
Convertible corporate notes	1,324	1,374	8.25%	April 2024
Real estate loans (2)	16,345	—	4.30%	November 2029
Total notes payable	$55,202	$14,653
Deferred financing costs, net	(238)	—
Total notes payable, net	$54,964	$14,653
__________________________________
(1) As of June 30, 2023.
(2) On January 31, 2023, Caliber assumed a loan which is secured by Caliber’s headquarters office building (see Note 4 – Real Estate Investments).

Corporate Notes and Convertible Corporate Notes

The Company has entered into multiple general corporate financing arrangements with third parties. The arrangements are generally evidenced in the form of a promissory note and require monthly or quarterly interest-only payments until maturity. Certain corporate notes are secured by the otherwise unencumbered assets of the Company. The loans generally have a 12-month term and may be extended upon the mutual agreement of the lender and the borrower. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term.

As of June 30, 2023, there were 230 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with weighted average interest rate of 11.39%, and maturity dates ranging from July 2023 to March 2025. During the six months ended June 30, 2023, there were no conversions of debt into common stock. Subsequent to June 30, 2023, the corporate notes that matured in July 2023 were either extended for an additional term of 12 to 24 months or were redeemed by the Company. The Company is working to extend those corporate notes which mature in August 2023.

As of December 31, 2022, there were 124 individual corporate notes outstanding, with an average outstanding principal balance of $0.1 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 10.19%, and maturity dates ranging from April 2023 to June 2024.

The Company has issued corporate notes with a conversion feature. The conversion price is $7.57 per share of common stock. The holders of the convertible corporate notes can elect to convert all or any portion of the balance at any time. As of June 30, 2023 and December 31, 2022, the value of the conversion feature was zero.

Future Minimum Payments

The following table summarizes the scheduled principal repayments of our indebtedness as of June 30, 2023 (in thousands):

Year	Amount
July 1, 2023 - December 31, 2023	$2,420
2024	10,624
2025	26,520
2026	304
2027	317
Thereafter	15,017
Total	$55,202

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs

Amortization of deferred financing costs for the Company was an immaterial amount and there were no deferred financing cost write-offs during the three and six months ended June 30, 2023. There were no deferred financing costs or related amortization as of or during the three and six months ended June 30, 2022, respectively.

Notes Payable of the Consolidated Funds

Notes payable of the consolidated funds consisted of the following as of June 30, 2023 and December 31, 2022, respectively (in thousands):

Notes Payable	June 30, 2023		December 31, 2022	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Hampton Inn & Suites Hotel	$6,039		$6,136	6.12%	July 2025
Four Points by Sheraton Hotel	11,000		11,000	10.50%	September 2023
Holiday Inn Ocotillo Hotel	9,250		9,250	11.17%	November 2023
Airport Hotel Portfolio	55,000		56,470	13.91%	January 2025
DoubleTree by Hilton Tucson Convention Center	18,640		18,856	4.22%	August 2027
Hilton Tucson East	12,000	(2)	—	6.25%	November 2025
DT Mesa Holdco II, LLC	3,000		3,000	7.10%	November 2023
Circle Lofts, LLC	4,849		4,889	5.25%	August 2050
Northsight Crossings AZ, LLC	14,121		14,320	3.75%	February 2029
Southpointe Fundco, LLC	1,050		1,050	9.99%	December 2023
West Frontier Holdco, LLC	4,449	(3)	—	6.35%	February 2038
Total Real Estate Loans	139,398		124,971
Economic injury disaster loans	450		450	3.75%	June 2050
Revolving line of credit	4,500		4,500	8.25%	August 2023
Member notes	5,600		5,025	10.00%	June 2025
Total notes payable	149,948		134,946
Deferred financing costs, net	(2,671)		(690)
Total notes payable, net	$147,277		$134,256
__________________________________
(1) As of June 30, 2023.
(2) In March 2023, the asset was contributed to Caliber Hospitality, LP and the fund was consolidated because the Company was determined to be the primary beneficiary as we have the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which is significant to Caliber Hospitality, LP and the Caliber Hospitality Trust.
(3)    In March 2023, the fund was consolidated as the Company was determined to be the primary beneficiary as we have the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund.

Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of June 30, 2023.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hampton Inn & Suites Hotel

In July 2015, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Scottsdale, Arizona. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 6.12% in effect through the maturity date in July 2025. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date, subject to a prepayment premium fee. The loan is guaranteed by an individual who is an affiliate of the Company.

Four Points by Sheraton Hotel

In June 2018, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Phoenix, Arizona. The loan requires monthly interest-only payments until maturity. The loan is guaranteed by the Company and matures in September 2023. Per the terms of this agreement, the interest rate on the loan is equal to US Prime Rate plus 2.25%, with a floor rate of 9.65%, until August 31, 2023, at which time, the interest rate increases to 18% until the loan is paid in full or replaced with construction financing from the lender.

Holiday Inn Ocotillo Hotel

In July 2018, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Chandler, Arizona. The loan requires monthly interest-only payments. The interest rate on the loan is equal to 1-month LIBOR plus 6.00%, with a floor rate of 11.00% until maturity in May 2023. In May 2023, the loan agreement was amended and restated with the lender, extending the maturity date to November 2023 and amending the interest rate to SOFR plus 600 basis points, with a floor rate of 11.00%. The loan is guaranteed by the Company.

Airport Hotel Portfolio

In September 2018, the consolidated fund entered into a portfolio loan agreement which was secured by a deed of trust and assignment of leases and rents of the Airport Hotel Portfolio. The loan had a variable interest rate equal to one-month LIBOR plus 3.75% and the loan required interest-only payments until maturity. The loan was guaranteed by the Company and individuals who are affiliates of the Company. In January 2023, the consolidated fund paid the loan amount outstanding in full.

In January 2023, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of the Airport Hotel Portfolio. Per the terms of the loan agreement, the loan has a variable interest rate equal to SOFR plus 8.75% and matures in January 2025. In connection with the loan, the consolidated fund entered into an interest rate cap agreement, which sets the maximum SOFR rate for the loan at 5.00% through January 2024. The loan requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance in part prior to the maturity date but can be prepaid in whole subject to certain conditions, terms and fees outlined in the loan agreement. The terms of the loan agreement require an exit fee equal to 1.25% of the original principal amount of the loan and a minimum return equal to 30.0% of the original principal amount of the loan less any interest payments made at the time the loan is repaid in full. The exit fee was accrued upon entering into the loan and recorded as a deferred financing cost to be amortized over the life of the loan. The loan is guaranteed by the Company and individuals who are affiliates of the Company.

DoubleTree by Hilton Tucson Convention Center

In August 2019, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of the DoubleTree by Hilton Tucson Convention Center located in Tucson, Arizona. The loan has a variable interest rate per annum equal to LIBOR plus 2.50%. In connection with the loan, the consolidated fund entered into an interest rate swap agreement, which sets the interest at a fixed rate of 4.22% from September 2022 through August 2027. The loan required interest-only payments until September 2022 and principal and interest payments thereafter until maturity. The terms of the loan allow for the prepayment of the outstanding balance in whole or in part at any time prior to the maturity date. The loan matures in August 2027 and is guaranteed by the Company.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hilton Tucson East

In November 2021, the consolidated fund entered into a loan agreement which is secured by the deed of trust and assignment of rents of the Hilton Tucson East hotel located in Tucson, AZ. The loan has a fixed interest rate of 6.25% and matures in November 2025. The loan required interest-only payments until June 1, 2023 and principal and interest payments thereafter until maturity. The loan amount may be prepaid prior to maturity subject to certain conditions and terms and a prepayment fee as outlined in the agreement.

DT Mesa Holdco II, LLC

In November 2019, the consolidated fund entered into a loan agreement which is secured by the deed of trust of a commercial building in Mesa, Arizona. The loan requires interest-only payments until maturity and the terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. In December 2022, the terms of the loan agreement were renegotiated, extending the maturity date of the loan to November 2023 and amending the interest rate to the greater of (i) the federal home loan bank rate plus 2.75%% or (ii) 6.50%. The loan is guaranteed by the Company. As of June 30, 2023 and December 31, 2022, the consolidated fund was not in compliance with its debt service coverage ratio requirement based on the operation of the related property. Per the loan agreement, the lender is entitled to declare an event of default unless the Company agrees to partially repay the loan in an amount and on terms satisfactory to the lender. The Company has been in communication with the lender to negotiate an agreement to mitigate any event of default. There can be no assurance, the management believes we will be able to come to an agreement with the lender in order to mitigate any defaults.

Circle Lofts, LLC

In July 2020, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a multi-family property located in Scottsdale, Arizona. The loan bears interest at a fixed annual rate of 5.25% until August 1, 2023. On August 1, 2023 and each six months thereafter until the maturity date in August 2050, the interest rate will be adjusted to a rate which is equal to the sum of the six-month LIBOR plus 3.75%. The loan required interest-only payments until July 2021 and principal and interest payments thereafter until maturity. The loan amount may be prepaid prior to maturity subject to certain conditions and terms outlined in the agreement which defines the schedule of prepayment premiums based on the timing of the exercise of this option. The loan is guaranteed by individuals who are affiliates of the Company.

Northsight Crossings AZ, LLC

In January 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a commercial property in Scottsdale, Arizona. The loan bears interest at an annual rate of 3.75% for the first five years, thereafter, the interest rate is adjusted annually to a rate which is equal to the sum of the published prime rate as defined by the agreement and a margin of 0.5% with a floor of 3.75%. The loan matures in February 2029. Except for an annual maximum principal reduction of 20% of the original principal balance, the loan may be prepaid subject to a 1.0% prepayment premium on the outstanding balance at the time of prepayment during the first two years of the loan. The loan is guaranteed by the Company.

Southpointe Fundco, LLC

In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan has a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
West Frontier Holdco, LLC

In March 2023, the consolidated fund entered into a construction loan agreement which is secured by a deed of trust and assignment of rents of a multi-family residential property in Payson, Arizona. Upon completion of the construction project, subject to conditions in the agreement, the loan converts to a term loan. The loan requires interest-only payments until March 2025 and principal and interest payments until March 2028, at a fixed interest rate of 6.35%. In April 2028, the loan requires principal and interest payments until maturity in February 2038, at a rate of the five year Treasury Constant Federal Reserve Index plus 2.50%. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by individuals who are affiliates of the Company.

Economic Injury Disaster Loans

In June 2020, the consolidated funds were granted Economic Injury Disaster Loans, which are secured by the assets of the respective funds and have a fixed interest rate of 3.75 % and mature in June 2050. Fixed monthly installment payments began in December 2022 with payments applied first to accrued interest and then the balance, if any, will be applied to principal outstanding. The loans allow for prepayment of principal plus accrued interest prior to maturity. The loan agreements contain certain usual and customary restrictions and covenants relating to, among other things, insurance, and other indebtedness. In addition, the terms of the loans include a cross-default provision whereby the Small Business Administration may, in its discretion, without notice or demand require immediate payment of all amounts outstanding under the loans.

Revolving Line of Credit

In August 2019, a consolidated fund entered into a revolving line of credit (“LOC”) with a maximum borrowing amount of $4.5 million. The LOC is secured by the consolidated fund’s assets and is guaranteed by the Company. The LOC has a variable interest rate equal to the greater of (i) Wall Street Journal Prime Rate plus 0.25% per annum or (ii) 4.75%, resulting in a rate of 8.25% as of June 30, 2023. The Company is required to pay a fee of 0.20% of the unused revolving balance. In August 2022, the agreement was amended extending the maturity date of the LOC to August 2023 and removing certain restrictive covenants. The terms of the LOC include certain financial covenants and as of June 30, 2023, the consolidated fund was in compliance with all such covenants.

Member Notes

During 2022 and the six months ended June 30, 2023, the consolidated fund, Southpointe Fundco, LLC, entered into 10.0% unsecured promissory notes with individual investors. The notes mature in June 2025 and may be extended up to two additional 12-month periods by the fund manager. The notes require quarterly interest-only payments. The terms of the notes allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty.

Future Debt Maturities

As of June 30, 2023, the future aggregate principal repayments due on the Company’s notes payable are as follows (in thousands):

Year	Amount
July 1, 2023 - December 31, 2023	$29,392
2024	1,356
2025	79,067
2026	1,087
2027	17,596
Thereafter	21,450
Total	$149,948

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs

Amortization of deferred financing costs was $0.4 million and $0.7 million during the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively. There were no deferred financing cost write-offs during the three and six months ended June 30, 2023 and 2022.

Note 7 – Related Party Transactions

Related Party Transactions of the Company

Fund Management

The Company manages multiple private equity real estate funds and the Company generates the following Fund Management revenues:

•Asset Management Fees – We receive an annual asset management fee generally equal to 1.0% to 1.5% of the unreturned capital contributions in a particular fund to compensate us for the overall administration of that fund. The Company earns an asset management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. We are also entitled to receive reimbursement for certain expenses incurred or paid on behalf of the fund, which may include an allocation of certain administrative and overhead costs. During the three and six months ended June 30, 2023, the Company earned $1.2 million and $2.5 million, respectively, and during the three and six months ended June 30, 2022, the Company earned $1.2 million and $2.1 million, respectively, of asset management fees from related parties, which are included in asset management fees on the accompanying condensed consolidated statements of operations.

•Performance allocations – We are entitled to an allocation of the income otherwise allocable to the limited partners/members of the funds we manage, commonly referred to as carried interest. Generally we receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns typically range from 6.0% for common equity to 10.0% to 12.0% for preferred equity, which does not participate in profits. There was an immaterial amount and $2.4 million of performance allocations during the three and six months ended June 30, 2023, respectively, and $0.1 million and $2.4 million of performance allocations during the three and six months ended June 30, 2022, respectively, earned by the Company from related parties, which are included in performance allocations on the accompanying condensed consolidated statements of operations.

•Transaction and Advisory Fees – We receive fees for services primarily relating to the set-up of certain funds, marketing, offering, registering, and selling of equity and debt instruments of the affiliates, loan placement and guarantee fees. During the three months ended June 30, 2023, the Company earned an immaterial amount of transaction and advisory fees from related parties. During the six months ended June 30, 2023, the Company earned $0.1 million and during the three and six months ended June 30, 2022, the Company earned $0.8 million and $1.0 million, respectively, of transaction and advisory fees from related parties, which are included in transaction and advisory fees on the accompanying condensed consolidated statements of operations.

As of June 30, 2023 and December 31, 2022, amounts due to the Company from related parties for fund management services was $5.0 million and $6.8 million, respectively, which are included in due from related parties on the accompanying condensed consolidated balance sheets.

Development

The Company provides development related management services to affiliates and third parties, which include ground-up development and repositioning of real estate assets, the build-out of tenant space, the renovation of hospitality, residential, and commercial real estate, and general real estate repair and maintenance services.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2023, the Company recognized $0.5 million and $1.0 million, respectively, and during the three and six months ended June 30, 2022, the Company recognized $0.7 million and $1.0 million, respectively, of development revenue from related parties, which are included in transaction and advisory fees on the accompanying condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, amounts due to the Company from related parties for development services were $1.2 million and $1.0 million, respectively, which are included in due from related parties on the accompanying condensed consolidated balance sheets.

Brokerage

The Company provides real estate brokerage services related to the purchase and sale of residential and commercial properties owned by the funds which we manage. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.3 million, respectively and during the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.4 million, respectively, of brokerage commission revenue from related parties, which are included in transaction and advisory fees on the accompanying condensed consolidated statements of operations. There were no brokerage commissions due from related parties as of June 30, 2023 and December 31, 2022.

Notes Receivable

During the six months ended June 30, 2023, the Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty. During the three and six months ended June 30, 2023, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. As of June 30, 2023, the outstanding principal balance on the notes was $0.5 million, which is included in due from related parties on the accompanying condensed consolidated balance sheets. The notes mature on various dates from January 2024 through May 2025 and have interest rates of 12.0% to 14.0% per annum. There was no interest due to the Company as of June 30, 2023.

Notes Payable

The Company entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty.

The following table summarizes the notes payable – related parties as of June 30, 2023 and 2022 (in thousands):

Notes Payable - Related Parties	June 30, 2023	December 31, 2022	Interest Rate (1)	Maturity Date (1)
Caliber Residential Advantage Fund, LP	$—	$365	7.50%	May 2024
Caliber Tax Advantaged Opportunity Fund II, LLC (2)	—	—	12.00%	January 2024
Total Notes Payable - Related Parties	$—	$365
__________________________________
(1) As of June 30, 2023.
(2) The Company entered into a $4.0 million unsecured promissory note with a related party and subsequently repaid the note during the six months ended June 30, 2023.

During each of the three and six months ended June 30, 2023 and 2022, the Company incurred an immaterial amount of interest expense in connection with the notes payable – related parties, which is included in interest expense on the accompanying condensed consolidated statements of operations. There was no amount of interest payable due to related parties as of June 30, 2023 and December 31, 2022.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Withdrawal Agreement

In November 2014, the Company entered into an agreement with a former co-manager and member of one of the Company’s consolidated subsidiaries which outlined the terms of his resignation as co-manager and assignment of his member interest. In consideration for his resignation as co-manager and assignment of his member interest, the Company agreed to issue 33,029 shares of its common stock to the individual or his designee, provide the individual with construction services at no cost to the individual, as outlined in the agreement, and pay the individual or his designee up to $0.5 million in cash, as outlined in the agreement. The Company issued the 33,029 shares of common stock in April 2015. As of June 30, 2023, no amounts were due to the former co-manager and member of the Company. As of December 31, 2022, $8,000 was due to the former co-manager and member of the Company, which are included in other liabilities on the accompanying condensed consolidated balance sheets.

Other

In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of June 30, 2023 and December 31, 2022, other amounts due from related parties were $1.0 million and $1.9 million, respectively, which are included in due from related parties on the accompanying condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, other amounts due to related parties were $0.1 million and $0.2 million, respectively, which are included in due to related parties on the accompanying condensed consolidated balance sheets.

Related Party Transactions of the Consolidated Funds

Notes Receivable

A consolidated fund entered into unsecured promissory notes with related parties. The notes mature on various dates from October 2023 through December 2024 and have interest rates of 12.0% per annum. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty. During the three and six months ended June 30, 2023, the consolidated fund earned $0.9 million and $1.8 million, respectively, and during the three and six months ended June 30, 2022, the consolidated fund earned $0.7 million and $1.3 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. As of June 30, 2023 and December 31, 2022, the outstanding principal balance on the notes was $31.7 million and $28.2 million, respectively, which is included in notes receivable – related parties on the accompanying condensed consolidated balance sheets. No interest was due to the Company as of June 30, 2023 and December 31, 2022.

Notes Payable

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes payable – related parties consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

Notes Payable - Related Parties	June 30, 2023	December 31, 2022	Interest Rate(1)	Maturity Date(1)
Roosevelt III HOLDCO, LLC	$—	$2,748	12.00%	March 2024
CDIF, LLC	—	1,725	12.00%	May 2024
Caliber Tax Advantaged Opportunity Zone Fund, LP	2,634	2,500	8.50%	June 2025
Caliber Tax Advantaged Opportunity Zone Fund, LP	4,957	—	12.00%	January 2024
Caliber Tax Advantaged Opportunity Zone Fund II, LP	2,800	—	12.00%	March 2024
Total Notes Payable - Related Parties	$10,391	$6,973
__________________________________
(1) As of June 30, 2023.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2023, the consolidated funds incurred $0.3 million and $0.5 million, respectively, and during the three and six months ended June 30, 2022, the consolidated funds incurred $0.2 million and $0.5 million, respectively of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there was $0.1 million amount of interest expense payable which is included in due to related parties on the accompanying condensed consolidated balance sheets. Management expects to extend these notes at maturity.

Other

In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of June 30, 2023 and December 31, 2022, there were an immaterial amount of other amounts due from related parties. As of June 30, 2023, there was an immaterial amount of other amounts due to related parties, which is included in due to related parties on the accompanying condensed consolidated balance sheets. As of December 31, 2022, there were no other amounts due to related parties.

Note 8 – Leases

Lessor - Company

Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property, which was acquired in January 2023. As of June 30, 2023, the leases have non-cancelable remaining lease terms from 0.1 years to 3.9 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of June 30, 2023, the Company does not have any material related party leases as a lessor. During the three and six months ended June 30, 2023, there was $0.5 million and $0.7 million of fixed rental revenue, respectively. During both of the three and six months ended June 30, 2023, there was an immaterial amount of variable rental revenue. The Company had no rental revenue for the three and six months ended June 30, 2022. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of June 30, 2023 are as follows (in thousands):

Year	Amount
July 1, 2023 - December 31, 2023	$681
2024	1,349
2025	975
2026	679
2027	206
Thereafter	—
Total	$3,890
Lessor - Consolidated Funds

Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of three multi-family residential properties, including GC Square Apartments, which was sold in March 2022, and two commercial properties. As of June 30, 2023, the leases have non-cancelable remaining lease terms from 0.1 years to 9.7 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of June 30, 2023, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the three and six months ended June 30, 2023 and 2022 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed	$1,189	$637	$1,984	$1,736
Variable	175	88	347	250
Total	$1,364	$725	$2,331	$1,986

Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of June 30, 2023 are as follows (in thousands):

Year	Amount
July 1, 2023 - December 31, 2023	$2,016
2024	2,358
2025	1,839
2026	1,713
2027	1,393
Thereafter	3,589
Total	$12,908

Note 9 – Other Liabilities

Other Liabilities of the Company

Other liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Below market leases, net	$279	$—
Tenant improvement allowance	116	—
Deposits (1)	120	23
Other	45	41
Total other liabilities	$560	$64
_________________________________
(1) Includes tenant security deposits.

Other Liabilities of the Consolidated Funds

Other liabilities of the consolidated funds consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Advance key money, net	$863	$900
Deposits (1)	488	710
Sales tax payable	502	566
Below market leases, net	394	461
Other	605	393
Total other liabilities	$2,852	$3,030
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures

Supplemental cash flow information consisted of the following for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the six months ended June 30, 2023 and 2022, respectively	$2,043	$568
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $9 and $3 for the six months ended June 30, 2023 and 2022, respectively	6,574	4,548

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Real estate investments moved to held for sale	—	6
Accounts receivable - related party eliminated in consolidation of VIEs	1,853	—
Extinguishment of operating lease right-of-use assets	1,059	—
Extinguishment of operating lease liabilities	1,340	—
Cost of real estate investments included in accounts payable	5	—
Issuance of common stock in connection with legal settlement	—	3,200
Issuance of common stock in lieu of cash payment for accounts payable	—	100
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Real estate investments moved to held for sale	—	21,299
Note receivable eliminated in consolidation	2,946	—
Cost of real estate investments included in accounts payable	203	788
Cost of real estate investments included in due to related parties	205	—
Consolidation of VIEs
Real estate investments, net	86,402	—
Accounts receivable, net	4,348	—
Due from related parties	2	—
Operating lease - right of use assets	8,775	—
Prepaid and other assets	2,042	568
Notes payable, net	80,449	22
Notes payable - related parties	6,589	—
Accounts payable and accrued expenses	8,148	130
Due to related parties	28	—
Operating lease liabilities	12,441	—
Other liabilities	2,158	688
Noncontrolling interests	33,732	4,029
Deconsolidation of VIEs
Real estate investments, net	74,061	—
Accounts receivable, net	3,609	2
Operating lease - right of use assets	8,775	—
Prepaid and other assets	1,634	48
Due from related parties	2	—
Due to related parties	28	767
Notes payable, net	68,500	—
Notes payable - related parties	1,777	—
Accounts payable and accrued expenses	7,038	—
Operating lease liabilities	12,441	—
Other liabilities	1,928	4
Noncontrolling interests	21,957	101

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Commitments and Contingencies

Commitments and Contingencies of the Company

Environmental Matters

In connection with the ownership and operation of real estate assets, the Company may potentially be liable for costs and damages related to environmental matters. The Company believes it is in material compliance with current laws and regulations and do not know of any existing environmental condition and has not been notified by any governmental authority of any non-compliance, liability or other claim, in each case, that could result in a material effect on our financial condition or results of operations.

Buyback Program

In September 2018, the Company agreed to repurchase 3,709,693 shares (“Buyback Program”) owned by one of its non-participating founders for $4.54 per share of common stock in exchange for an amendment to such non-participating founder’s shareholder voting rights and other Company protections. Due to the length of time of the liability, the Company recorded a liability of $13.6 million and a corresponding reduction to equity in treasury stock at the inception of the Buyback Program using a present value discount rate of 10.00%. As of December 31, 2022, remaining number of shares to be repurchased was 3,432,351 and the balance of the liability was $12.4 million, which is included in buyback obligation on the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2023, the Company repurchased 41,615 shares of Class A common stock pursuant to the Buyback Program and on May 19, 2023, the Company’s Class A common stock began trading on the NASDAQ Capital Market, at which point the buyback obligation was relieved and no further amounts were due under the Buyback Program.

Commitments and Contingencies of the Consolidated Funds

Franchise Agreements and Advance Key Money

The consolidated hospitality funds are parties to various franchise agreements where, pursuant to the respective agreements, the respective fund is required to pay monthly fees, generally consisting of royalty, service contribution, technology, program and/or marketing fees. The franchise agreements expire on various dates from June 2025 through August 2033. The consolidated funds recognized total franchise fees of $1.2 million and $2.7 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $2.1 million for the three and six months ended June 30, 2022, respectively.

As a part of one franchise agreement, the consolidated funds received an advance of $1.5 million (“Advance Key Money”) for the consolidated funds to retain the franchisor on the hotel property for 20 years. The consolidated funds are not required to repay any part of the Advance Key Money unless the franchise agreement is cancelled before the termination date of August 2033.

Note 12 – Net Income (Loss) Per Share

Basic earnings per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting of stock options and warrants using the treasury stock method, and convertible debt and preferred stock using the if-converted method.

The Company considered the two-class method in calculating the basic and diluted earnings per share, however, it was determined that there was no impact to the calculation of basic and diluted net income (loss) per share attributable to common stockholders as Class A and Class B common stock share in the same earnings and profits, thus, having no impact on the calculation.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has calculated the basic and diluted earnings per share during the three and six months ended June 30, 2023 and 2022 as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to CaliberCos Inc.	$(5,726)	$(460)	$(6,933)	$89
Convertible debt interest	27	—	51	90
Net (loss) income attributable to common shareholders of CaliberCos Inc.	$(5,699)	$(460)	$(6,882)	$179
Denominator:
Weighted average shares outstanding – basic	19,612	17,791	18,901	17,873
Dilutive shares – options, net	—	—	—	1,695
Dilutive shares – convertible debt, net	—	—	—	182
Weighted average shares outstanding – diluted	19,612	17,791	18,901	19,750

Basic net (loss) income per share attributable to common shareholders	$(0.29)	$(0.03)	$(0.37)	$0.01
Diluted net (loss) income per share attributable to common shareholders	$(0.29)	$(0.03)	$(0.37)	$0.01

The number of antidilutive shares consisted of the potential exercise of stock options and potential conversion of convertible debt. The following table summarizes these potential exercises and conversions during the three and six months ended June 30, 2023 and 2022, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Additional common shares, if stock options were exercised	1,967	663	1,967	—
Additional common shares, if convertible debt were converted	259	182	259	—
	2,226	845	2,226	—	(1)
______________________________
(1) There were no antidilutive shares for the six months ended June 30, 2022.

Note 13 – Fair Value of Financial Instruments

Fair Value of Financial Instruments of the Company

Fair values of financial instruments held by the Company are estimated using available market information and established valuation methodologies. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s real estate loan was determined by management based on a discounted future cash-flow model. As of June 30, 2023 the Company’s real estate loan had a carrying value of $16.3 million and a fair value of $9.3 million.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments of the Consolidated Funds

Fair values of financial instruments held by consolidated funds are estimated using available market information and established valuation methodologies. Accordingly, the estimates presented are not necessarily indicative of the amounts the consolidated funds could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt, advance key money, and interest rate caps have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate debt and advance key money as of June 30, 2023 and December 31, 2022 approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the instruments below were determined by management based on a discounted future cash-flow model (in thousands).

	June 30, 2023		December 31, 2022
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Hampton Inn & Suites Hotel	$6,039	$4,655	$6,136	$4,594
Northsight Crossing AZ, LLC	14,121	9,869	14,319	9,302
Southpointe Fundco, LLC	1,050	1,050	1,050	1,004
Circle Lofts, LLC	4,849	1,848	4,889	1,915
Tucson East, LLC	12,000	11,024	—	—
West Frontier, LLC	4,449	3,861	—	—

Note 14 – Derivative Instruments

Risk Management Objective of Using Derivatives

The consolidated funds utilize derivative instruments, including interest rate caps and swaps, to reduce interest rate risk associated with its borrowings. Our consolidated funds do not intend to utilize derivatives for purposes other than interest rate risk management.

Derivatives Designated as Hedging Instruments

As of June 30, 2023 and December 31, 2022, the Company did not have any derivatives designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments

The consolidated funds have entered into interest rate caps and swaps The following table summarizes the consolidated funds non-designated derivatives as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	June 30, 2023		December 31, 2022
Type of Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest rate swap	1	$18,640	1	$18,856
Interest rate cap	1	55,000	—	—
Total		$73,640		$18,856

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of the consolidated funds’ non-designated derivatives, as well as their classification on the condensed consolidated balance sheets, as of June 30, 2023 and December 31, 2022 (in thousands):

Type of Derivative	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swap	Consolidated funds - Prepaid and other assets	$1,628	$1,646
Interest rate cap	Consolidated funds - Prepaid and other assets	133	—
Total		$1,761	$1,646

The following table presents the gain or loss recognized in consolidated funds - hospitality expenses in the condensed consolidated statements of operations for three and six months ended June 30, 2023 and 2022 (in thousands):

Type of Derivative	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Interest rate swap	Consolidated funds - hospitality expenses	$304	$—	$(18)	$—
Interest rate cap	Consolidated funds - hospitality expenses	5	—	48	—
Total		$309	$—	$30	$—

Note 15 – Segment Reporting

The Company’s operations are organized into three operating segments which constitute three reportable segments for management and financial reporting purposes: Fund Management, Development and Brokerage. Each segment is described below:

Fund Management

The Fund Management segment represents our fund management activities along with back office and corporate support functions including accounting and human resources. It includes the activities of Caliber Services, LLC and its subsidiaries, (“Caliber Services”), which acts as an external manager of our funds that have diversified investment objectives. It also includes the activities associated with Caliber Securities, LLC (“Caliber Securities”), a wholly-owned Arizona registered issuer-dealer, which generates fees from fund formation. Revenues generated by this segment include asset management fees, performance allocations and transaction and advisory fees.

Development

The Development segment represents our activities associated with providing real estate development services as their principal developer. These services include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by our funds. Revenues generated by this segment are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project. Caliber Development, LLC (“Caliber Development”), a wholly-owned subsidiary of Caliber Services and an Arizona licensed general contractor, acts as either the developer, development manager, and/or construction manager on our funds’ projects.

Brokerage

This segment includes our real estate brokerage operations. The Company generates commission revenue by acting as a broker for residential and commercial real estate owners and investors seeking to buy, sell and/or lease properties, including investment properties, as well as primary residences. The Company provides brokerage services to affiliated entities as well as third parties.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The information below includes the operating results and measures of profitability for all operating entities which the Company and our chief executive officer, who is our chief operating decision maker, analyze on a regular basis, for the purposes of allocating resources and assessing performance. The results of each segment are presented on a gross basis, prior to any necessary adjustments to (i) eliminate inter-segment transactions, if any, (ii) eliminate the results of entities that are not included in our accompanying condensed consolidated financial statements, (iii) eliminate revenue activity presented gross when U.S. GAAP requires net, and (iv) reclassify items to reflect U.S. GAAP consolidated presentation.

The following tables present the revenues and net income (loss) of each of our reportable segments for the three and six months ended June 30, 2023 and 2022 (in thousands). Consolidated fund revenues and consolidated fund net income (loss) are presented in order to meet the U.S. GAAP requirement to reconcile the total segment revenues to total revenues on the condensed consolidated statement of operations which includes consolidated fund revenues. Interest income, interest expense, depreciation and amortization expense, and other income (expenses), net are excluded from our segment presentation as these amounts are immaterial.

	Three Months Ended June 30, 2023
	Real Estate Services				Non-Controlling Interests - Consolidated Funds	Intercompany Eliminations & Equity in Income
	Fund Management	Development	Brokerage	Segment Total				CaliberCos Inc. & Subsidiaries
Revenues(1)
Asset management fees	$2,366	$—	$—	$2,366	$—	$(1,137)		$1,229
Performance allocations	23	—	—	23	—	(11)		12
Transaction and advisory fees	167	656	161	984	—	(319)		665
Consolidated funds – hospitality revenue	—	—	—	—	16,273	—		16,273
Consolidated funds – other revenue	—	—	—	—	2,266	—		2,266
Total revenues	2,556	656	161	3,373	18,539	(1,467)		20,445
Net (loss) income	$(5,766)	$74	$52	$(5,640)	$(4,159)	$(1,781)	(2)	$(11,580)
__________________________________
(1) For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.
(2) This amount eliminates the intercompany fees and expenses of CaliberCos Inc. and its wholly-owned subsidiaries and our consolidated funds.

	Six Months Ended June 30, 2023
	Real Estate Services				Non-Controlling Interests - Consolidated Funds	Intercompany Eliminations & Equity in Income
	Fund Management	Development	Brokerage	Segment Total				CaliberCos Inc. & Subsidiaries
Revenues(1)
Asset management fees	$4,665	$—	$—	$4,665	$—	$(2,154)		$2,511
Performance allocations	2,450	—	—	2,450	—	(12)		2,438
Transaction and advisory fees	563	1,612	433	2,608	—	(1,189)		1,419
Consolidated funds – hospitality revenue	—	—	—	—	39,482	—		39,482
Consolidated funds – other revenue	—	—	—	—	4,117	—		4,117
Total revenues	7,678	1,612	433	9,723	43,599	(3,355)		49,967
Net (loss) income	$(6,897)	$570	$(147)	$(6,474)	$(1,307)	$(3,504)	(2)	$(11,285)
__________________________________
(1) For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.
(2) This amount eliminates the intercompany fees and expenses of CaliberCos Inc. and its wholly-owned subsidiaries and our consolidated funds.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2022
	Real Estate Services				Non-Controlling Interests - Consolidated Funds	Intercompany Eliminations & Equity in Income
	Fund Management	Development	Brokerage	Segment Total				CaliberCos Inc. & Subsidiaries
Revenues(1)
Asset management fees	$2,154	$—	$—	$2,154	$—	$(1,019)		$1,135
Performance allocations	103	—	—	103	—	—		103
Transaction and advisory fees	955	898	272	2,125	—	(375)		1,750
Consolidated funds – hospitality revenue	—	—	—	—	14,242	—		14,242
Consolidated funds – other revenue	—	—	—	—	1,451	—		1,451
Total revenues	3,212	898	272	4,382	15,693	(1,394)		18,681
Net (loss) income	$(2,111)	$422	$45	$(1,644)	$978	$(1,293)	(2)	$(1,959)
__________________________________
(1) For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.
(2) This amount eliminates the intercompany fees and expenses of CaliberCos Inc. and its wholly-owned subsidiaries and our consolidated funds.

	Six Months Ended June 30, 2022
	Real Estate Services				Non-Controlling Interests - Consolidated Funds	Intercompany Eliminations & Equity in Income
	Fund Management	Development	Brokerage	Segment Total				CaliberCos Inc. & Subsidiaries
Revenues(1)
Asset management fees	$4,168	$—	$—	$4,168	$—	$(2,102)		$2,066
Performance allocations	2,405	—	—	2,405	—	—		2,405
Transaction and advisory fees	1,268	1,414	1,042	3,724	—	(1,353)		2,371
Consolidated funds – hospitality revenue	—	—	—	—	32,813	—		32,813
Consolidated funds – other revenue	—	—	—	—	3,328	—		3,328
Total revenues	7,841	1,414	1,042	10,297	36,141	(3,455)		42,983
Net (loss) income	$(1,857)	$759	$702	$(396)	$23,376	$(3,263)	(2)	$19,717
__________________________________
(1) For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.
(2) This amount eliminates the intercompany fees and expenses of CaliberCos Inc. and its wholly-owned subsidiaries and our consolidated funds.

Note 16 – Subsequent Events

Management has evaluated events and transactions that occurred after June 30, 2023 through August 10, 2023, the date these condensed consolidated financial statement were available to be issued. No significant events or transactions took place during this period except as those matters discussed in Note 6 – Notes Payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Company’s Prospectus on Form 424(b)(4) filed with the SEC on May 17, 2023. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I - Financial Information,” including the related notes to the condensed consolidated financial statements contained therein.

Overview

Caliber is a leading vertically integrated asset management firm whose primary goal is to enhance the wealth of investors seeking to make investments in middle-market assets. We strive to build wealth for our investor clients by creating, managing, and servicing proprietary products including middle-market investment funds, private syndications, and direct investments. Our funds include investment vehicles focused primarily on real estate, private equity, and debt facilities. We earn asset management fees calculated as a percentage of managed capital in our Funds and Offerings. We market our services through direct sales to private investors, wholesaling to investment advisers, direct sales to family offices and institutions, and through in-house client services.

We believe that we provide investors attractive risk-adjusted returns by offering a balance of (i) structured offerings and ease of ownership, (ii) a pipeline of investment opportunities, primarily projects that range in value between $5.0 million and $50.0 million, and (iii) an integrated execution and processing platform. Our investment strategy leverages the local market intelligence and real-time data we gain from our operations to evaluate current investments, generate proprietary transaction flow, and implement various asset management strategies.

While we primarily act as an alternative asset manager, we also offer a full suite of support services and employ a vertically integrated approach to investment management. Our asset management activities are complemented with transaction and advisory services including development and construction management, acquisition and disposition expertise, and fund formation, which we believe differentiate us from other asset management firms. We believe our model allows us to acquire attractive projects, reduce operating costs, and deliver services to our funds that bolster net returns to investors.

Our operations are organized into three reportable segments for management and financial reporting purposes: Fund Management, Development, and Brokerage.

Fund Management — This segment represents our fund management activities along with back office and corporate support functions including accounting and human resources. It includes the activities of Caliber Services, which acts as an external manager of our funds, which have diversified investment objectives. It also includes the activities associated with Caliber Securities, a wholly-owned Arizona registered issuer-dealer, which generates fees from set-up services and fund formation. We earn fund management fees for services rendered to each of the funds by Caliber Services as follows:

•Asset Management Fee. We receive an annual asset management fee typically equal to 1.0% to 1.5% of the non-affiliated capital contributions related to the assets owned by the particular fund to compensate us for the overall administration of that fund. These management fees are payable regularly, generally on a monthly basis, pursuant to our management agreement with each fund.

•Performance Allocations. We are entitled to an allocation of the income allocable to the limited partners or members of each fund for returns above accumulated and unpaid priority preferred returns and repayment of preferred capital contributions (the “Hurdle Rate”), commonly referred to as carried interest. Performance allocations are an important element of our business and have historically accounted for a material portion of our revenues.

Depending on the fund, we typically receive a carried interest of 15.0% to 35.0%, depending on the fund, of all cash distributions from (i) the operating cash flow of each fund above the Hurdle Rate and (ii) the cash flow resulting from the sale or refinancing of any investments held by our funds after payment of the related fund’s investors unpaid priority preferred returns and Hurdle Rate. Our funds’ preferred returns range from 6.0% to 12.0%.

•Financing Fee. We earn a fee upon the closing of a loan by our investment funds with a third-party lender to compensate us for the services performed and costs incurred in securing the financing. This is typically a fixed fee arrangement which approximates no more than 1.0% of the total loan and will not exceed 3.0% of the total loan after considering all other origination fees charged by lenders and brokers involved in the transaction. Financing fees are recorded under Transaction and Advisory Fees.

•Set-Up Fee. We charge an initial one-time fee related to the initial formation, administration and set-up of the applicable fund. Set-up fees can be flat fees or a percentage of capital raised, typically 1.5% of capital raised or less. These fees are recorded under Transaction and Advisory Fees.

•Fund Formation Fee. Through Caliber Securities, we earn non-affiliated fees from raising capital for our funds. Our contracts with our funds are typically fixed fee arrangements which approximate no more than 3.5% on capital raised. These fees are recorded under Transaction and Advisory Fees.

Based on the contractual terms of the relevant funds we manage, in addition to the fees noted above, Caliber is entitled to be reimbursed for its expenses, which are not to exceed non-affiliated third-party costs, related to services provided to the funds.

Development — This segment represents our activities associated with providing real estate development services as their principal developer. These services include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by our funds. Revenues generated by this segment are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project. Caliber Development, a wholly-owned subsidiary of Caliber Services and an Arizona licensed general contractor, acts as either the developer, development manager, and/or construction manager on our funds’ projects.

We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects we are planning to build on undeveloped land and projects to be built and constructed on undeveloped lands which are not yet owned by our funds but are under contract to purchase. Completing these development activities may ultimately result in income-producing assets, assets we can sell to third parties, or both. As of June 30, 2023, we are actively developing 2,460 multifamily units, 2,300 single family units, 2.5 million square feet of commercial and industrial, and 1.3 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects, is $2.2 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that assets under development will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding, which may not be available.

Brokerage — This segment is involved in the buying, selling and leasing of all our funds’ assets. For the three and six months ended June 30, 2023, our brokerage segment completed approximately $0.6 million and $10.8 million, respectively, in transactions generating an immaterial amount and $0.2 million of brokerage fees, respectively. For the three and six months ended June 30, 2022, our brokerage segment completed approximately $7.9 million and $60.9 million, respectively, in transactions generating approximately $0.7 million and $0.8 million of brokerage fees, respectively.

Caliber was originally founded as Caliber Companies, LLC, an Arizona limited liability company, organized under the laws of Arizona, and commenced operations in January 2009. In November 2014, the Company was reorganized as a Nevada corporation and in June 2018, we reincorporated in the state of Delaware. On our website we make available, free of charge, information about the Company and its’ investments. None of the information on our website is deemed to be part of this report.

Trends Affecting Our Business

Our business is driven by trends which affect the following:

1)Capital formation: any trend which increases or decreases investors’ knowledge of alternative investments, desire to acquire them, access to acquire them, and knowledge and appreciation of Caliber as a potential provider, will affect our ability to attract and raise new capital. Capital formation also drives investment acquisitions, which contribute to Caliber’s revenues.

2)Investment acquisition: any trend which increases or decreases the supply of middle-market real estate projects or loans, the accessibility of developments or development incentives, or enhances or detracts from Caliber’s ability to access those projects will affect our ability to generate revenue. Coincidentally, investment acquisitions, or the rights to acquire an investment, drive capital formation – creating a flywheel effect for Caliber.

3)Project execution: any trend which increases or decreases the costs of execution on a real estate project, including materials pricing, labor pricing, access to materials, delays due to governmental action, and the general labor market, will affect Caliber’s ability to generate revenues.

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through June 30, 2023 of approximately $632.0 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that Caliber manages throughout the deal cycle will continue to offer an attractive value proposition to investors.

In June 2023, the United States of America’s House of Representatives unanimously approved legislation that would increase the number of investors who can participate in private offerings of securities by expanding the accredited investor criteria. The Fair Investment Opportunities for Professional Experts Act would expand the definition of accredited investor to include people with certain licenses, education or professional experience. The Accredited Investor Definition Review Act would give the SEC discretion to determine the certifications, designations or credentials investors must possess to be accredited and directs the SEC to review the accredited investor definition every five years. We believe these government actions will increase the size of our potential investor base significantly, however we cannot yet assess the number of newly accredited investors that would have the ability or interest to invest in a Caliber fund.

While we have had historical successes, there can be no assurance that fundraising for our new and existing funds will experience similar success. If we were unable to raise such capital, we would be unable to collect capital raise fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.

We remain confident about our ability to find, identify, and source new investment opportunities that meet the requirements and return profile of our investment funds despite headwinds associated with increased asset valuations, competition and increased overall cost of credit. We continue to identify strategic acquisitions on off-market terms and anticipate that this trend will continue. We are at a point in our investment cycle where some of our funds have begun to exit significant parts of their portfolios while other are approaching a potential harvesting phase. We have complemented these cycles with other newer funds that will maintain management fees while providing continued sources of activity for our Development segment.

In February 2023, we expanded our access to institutional capital by entering into an agreement with Skyway Capital Markets to serve as a managing broker-dealer for our primary investment products. The agreement designates Skyway to assist us to raise capital primarily from third party broker-dealers and registered investment advisors, many of which have an existing business relationship with Skyway. Skyway will assist us in our efforts to hire, train and manage a national wholesaling team, secure selling agreements, and provide appropriate due diligence to advisors distributing our funds. Our current managing broker-dealer will remain engaged with us to supervise and manage our existing private client sales team and to join Skyway as a selling group member.

Acquiring new assets includes being able to negotiate favorable loans on both a short and long-term basis. We strive to forecast and project our returns using assumptions about, among other things, the types of loans that we might expect the market to extend for a particular type of asset. This becomes more complex when the asset also requires construction financing. We may also need to refinance existing loans that are due to mature. Factors that affect these arrangements include the interest rate and economic environment, the estimated fair value of real property, and the profitability of the asset’s historical operations. These capital market conditions may affect the renewal or replacement of our credit agreements, some of which have maturity dates occurring within the next 12 months. Obtaining such financing is not guaranteed and is largely dependent on market conditions and other factors.

The advancement of real estate investment-oriented technology, sometimes referred to as “proptech” offers Caliber the benefit of new and innovative technologies to better execute on capital formation strategies, investment acquisition strategies, and investment management strategies. In recent years, Caliber has added to its technology stack with systems that we believe lead the market in their specific ability to enhance execution on our projects. Several of these technologies seek to incorporate investments in artificial intelligence, which we believe will be a prevailing trend in helping Caliber to enhance its project execution going forward.

Business Environment

Global markets are experiencing significant volatility driven by concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.0% in June 2023. As a result, from January 1, 2022 through July 26, 2023, the Federal Reserve increased the federal funds rate by 525 basis points and has indicated its intention to continue to increase interest rates in an effort to combat inflation. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for Caliber’s funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to Caliber’s early years of operations. In both a buyer’s market and a stressed or distressed market, Caliber expects its business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows Caliber to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

Key Financial Measures and Indicators

Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the notes to our accompanying condensed consolidated financial statements included herein.

Total Revenue

We generate the majority of our revenue from (i) asset management fees, (ii) performance allocations and (iii) advisory and transaction services. Included within our consolidated results, are the related revenues of certain consolidated VIEs.

Total Expenses

Total expenses include operating costs, general and administrative, marketing and advertising and depreciation and amortization. Included within our consolidated results, are the related expenses of consolidated VIEs.

Other Income (Expenses)

Other income (expenses) include interest expense and interest income.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table and discussion provide insight into our condensed consolidated results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Asset management fees	$1,229	$1,135	$94	8.3%
Performance allocations	12	103	(91)	(88.3)%
Transaction and advisory fees	665	1,750	(1,085)	(62.0)%
Consolidated funds – hospitality revenue	16,273	14,242	2,031	14.3%
Consolidated funds – other revenue	2,266	1,451	815	56.2%
Total revenues	20,445	18,681	1,764	9.4%

Expenses
Operating costs	6,820	2,829	3,991	141.1%
General and administrative	1,426	2,149	(723)	(33.6)%
Marketing and advertising	325	765	(440)	(57.5)%
Depreciation and amortization	137	7	130	1,857.1%
Consolidated fund expenses – hospitality expenses	20,749	12,685	8,064	63.6%
Consolidated fund expenses – other expenses	1,949	2,030	(81)	(4.0)%
Total expenses	31,406	20,465	10,941	53.5%

Other income (expense), net	546	(3)	549	18,300.0%
Interest income	96	3	93	3,100.0%
Interest expense	(1,261)	(175)	(1,086)	620.6%
Net income loss income taxes	(11,580)	(1,959)	(9,621)	491.1%
Provision for income taxes	—	—	—	0.0%
Net loss	(11,580)	(1,959)	(9,621)	491.1%
Net loss attributable to noncontrolling interests	(5,854)	(1,499)	(4,355)	290.5%
Net (loss) attributable to CaliberCos Inc.	$(5,726)	$(460)	$(5,266)	1,144.8%

For the three months ended June 30, 2023 and 2022, total revenues were $20.4 million and $18.7 million, respectively, representing a period-over-period increase of 9.4%. This increase was primarily due to an increase in consolidated fund revenues, primarily from Hilton Tucson East which was consolidated during the three months ended March 31, 2023, offset by a decrease of $1.1 million in consolidated transaction and advisory fees, representing a period-over-period decrease of 62.0%. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the three months ended June 30, 2023 and 2022, total expenses were $31.4 million and $20.5 million, respectively, representing a period-over-period increase of 53.5%. The increase was primarily due to an increase in consolidated fund related expenses from Hilton Tucson East, which was consolidated during the three months ended March 31, 2023, and an increase from hotel operations. In addition, the increase in operating costs was primarily due to an increase in payroll costs related to increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service.

For the three months ended June 30, 2023 and 2022, interest expense was $1.3 million and $0.2 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the three months ended June 30, 2023, as compared to the same period in 2022.

Segment Analysis

The following discussion is specific to our various segments for the three months ended June 30, 2023 and 2022. Our segment information is presented in a format consistent with the information senior management uses to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP because these fees are eliminated in consolidation when they are derived from a consolidated fund. Furthermore, segment expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds.

Fund Management

The following table presents our results of operations for our Fund Management segment (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Asset management fees	$2,366	$2,154	$212	9.8%
Performance allocations	23	103	(80)	(77.7)%
Transaction and advisory fees	167	955	(788)	(82.5)%
Total revenues	2,556	3,212	(656)	(20.4)%
Expenses
Operating costs	6,049	2,318	3,731	161.0%
General and administrative	1,296	2,074	(778)	(37.5)%
Marketing and advertising	326	764	(438)	(57.3)%
Depreciation and amortization	30	8	22	275.0%
Total expenses	7,701	5,164	2,537	49.1%

Other expense, net	(48)	(1)	(47)	4700.0%
Interest expense	(1,070)	(160)	(910)	568.8%
Interest income	497	2	495	24750.0%
Net loss	$(5,766)	$(2,111)	$(3,655)	173.1%

For the three months ended June 30, 2023 and 2022, transaction and advisory fees were $0.2 million and $1.0 million, respectively, representing a period-over-period decrease of 82.5%. The decrease was primarily related to a decrease in capital raise and loan service fees, offset by an increase in fund administration fees for the three months ended June 30, 2023 as compared to the same period in 2022.

For the three months ended June 30, 2023 and 2022, total expenses were $7.7 million and $5.2 million, respectively, representing a period-over-period increase of 49.1%. The increase was primarily due to an increase in operating costs from additional payroll associated with increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service.

For the three months ended June 30, 2023 and 2022, interest expense was $1.1 million and $0.2 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the three months ended June 30, 2023, as compared to the same period in 2022.

For the three months ended June 30, 2023, interest income was $0.5 million, which represents the interest earned on various related party notes receivable that were entered into during the six months ended June 30, 2023.

Development

The following table presents our results of operations for our Development segment (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Transaction and advisory fees	$656	$898	$(242)	(26.9)%
Total revenues	656	898	(242)	(26.9)%
Expenses
Operating costs	501	416	85	20.4%
General and administrative	81	58	23	39.7%
Depreciation and amortization	—	(8)	8	(100.0)%
Total expenses	582	466	116	24.9%

Other expense, net	—	(10)	10	(100.0)%
Net income	$74	$422	$(348)	(82.5)%

For the three months ended June 30, 2023 and 2022, transaction and advisory fees were $0.7 million and $0.9 million, respectively, representing a period-over-period decrease of 26.9%. The decrease is primarily due to a decrease in development fees related to two commercial development projects in Colorado and one commercial development project in Arizona during the three months ended June 30, 2023, as compared to the same period in 2022.

Brokerage

The following table presents our results of operations for our Brokerage segment (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Transaction and advisory fees	$161	$272	$(111)	(40.8)%
Total revenues	161	272	(111)	(40.8)%
Expenses
Operating costs	180	194	(14)	(7.2)%
General and administrative	22	17	5	29.4%
Depreciation and amortization	62	—	62	100.0%
Total expenses	264	211	53	25.1%

Other income, net	346	—	346	100.0%
Interest expense	(191)	(16)	(175)	1093.8%
Net income	$52	$45	$7	15.6%

For the three months ended June 30, 2023 and 2022, transaction and advisory fees were $0.2 million and $0.3 million, respectively, representing a period-over-period decrease of 40.8%. The decrease is primarily related to a decrease of brokerage transactions, which were $0.6 million during the three months ended June 30, 2023, as compared to $7.9 million during the same period in 2022.

For the three months ended June 30, 2023, other income, net includes rental revenue related to one commercial real estate property that was acquired in 2023.

For the three months ended June 30, 2023, interest expense includes interest related to one real estate note outstanding during the three months ended June 30, 2023 with no comparable real estate notes outstanding during the same period in 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table and discussion provide insight into our condensed consolidated results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Asset management fees	$2,511	$2,066	$445	21.5%
Performance allocations	2,438	2,405	33	1.4%
Transaction and advisory fees	1,419	2,371	(952)	(40.2)%
Consolidated funds – hospitality revenue	39,482	32,813	6,669	20.3%
Consolidated funds – other revenue	4,117	3,328	789	23.7%
Total revenues	49,967	42,983	6,984	16.2%

Expenses
Operating costs	11,324	5,218	6,106	117.0%
General and administrative	3,242	4,137	(895)	(21.6)%
Marketing and advertising	678	1,005	(327)	(32.5)%
Depreciation and amortization	269	16	253	1581.3%
Consolidated fund expenses – hospitality expenses	41,032	29,826	11,206	37.6%
Consolidated fund expenses – other expenses	3,874	4,469	(595)	(13.3)%
Total expenses	60,419	44,671	15,748	35.3%

Consolidated funds – gain on sale of real estate investments	—	21,530	(21,530)	(100.0)%

Other income, net	1,065	216	849	393.1%
Interest income	194	3	191	6366.7%
Interest expense	(2,092)	(344)	(1,748)	508.1%
Net (loss) income before income taxes	(11,285)	19,717	(31,002)	(157.2)%
Provision for income taxes	—	—	—	0.0%
Net (loss) income	(11,285)	19,717	(31,002)	(157.2)%
Net (loss) income attributable to noncontrolling interests	(4,352)	19,628	(23,980)	(122.2)%
Net (loss) income attributable to CaliberCos Inc.	$(6,933)	$89	$(7,022)	(7,889.9)%

For the six months ended June 30, 2023 and 2022, total revenues were $50.0 million and $43.0 million, respectively, representing a period-over-period increase of 16.2%. This increase was due to an increase in revenues in our consolidated fund hotel assets whose operations are recovering from the impact of the COVID-19 pandemic and from revenues from Hilton Tucson East which was consolidated during the six months ended June 30, 2023, offset by a $0.5 million, or 6.9%, decrease in consolidated asset management fees, performance allocations, and transaction and advisory fees. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the six months ended June 30, 2023 and 2022, total expenses were $60.4 million and $44.7 million, respectively, representing a period-over-period increase of 35.3%. The increase was primarily due to an increase in consolidated fund related expenses as operations are recovering from the impact of the COVID-19 pandemic and from operating expenses from Hilton Tucson East, which was consolidated during the six months ended June 30, 2023. This increase was primarily due to an increase in operating costs from additional payroll associated with increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service. In addition, there was an increase in bonus expense due to the timing of bonus accruals during the six months ended June 30, 2023 as compared to 2022 and an increase in stock compensation expense for restricted stock units that vested upon the closing of the Company’s IPO.

For the six months ended June 30, 2022, consolidated funds – gain on sale of real estate investments includes the gain recognized in 2022 on the sale of GC Square Apartments for $21.5 million, a multi-family property with a cost basis of $9.1 million. The sale drove the majority of our performance allocations for the six months ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, interest expense was $2.1 million and $0.3 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the six months ended June 30, 2023, as compared to the same period in 2022. In addition, there was one real estate note outstanding during the six months ended June 30, 2023 with no comparable real estate notes outstanding during the same period in 2022.

Segment Analysis

The following discussion is specific to our various segments for the six months ended June 30, 2023 and 2022. Our segment information is presented in a format consistent with the information senior management uses to make operating decisions, assess performance and allocate resources.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP because these fees are eliminated in consolidation when they are derived from a consolidated fund. Furthermore, segment expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds.

Fund Management

The following table presents our results of operations for our Fund Management segment (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Asset management fees	$4,665	$4,168	$497	11.9%
Performance allocations	2,450	2,405	45	1.9%
Transaction and advisory fees	563	1,268	(705)	(55.6)%
Total revenues	7,678	7,841	(163)	(2.1)%
Expenses
Operating costs	10,007	4,384	5,623	128.3%
General and administrative	2,813	3,982	(1,169)	(29.4)%
Marketing and advertising	679	1,005	(326)	(32.4)%
Depreciation and amortization	56	16	40	250.0%
Total expenses	13,555	9,387	4,168	44.4%

Other income, net	1	—	1	100.0%
Interest expense	(1,770)	(314)	(1,456)	463.7%
Interest income	749	3	746	24866.7%
Net (loss) income	$(6,897)	$(1,857)	$(5,040)	271.4%

For the six months ended June 30, 2023, performance allocations were $2.5 million, which represents the carried interest earned related to the contribution of the hospitality assets to Caliber Hospitality, LP in March 2023. For the six months ended June 30, 2022, performance allocations were $2.4 million, which represents the carried interest earned related to the sale of the GC Square Apartments multi-family property in March 2022.

For the six months ended June 30, 2023 and 2022, transaction and advisory fees were $0.6 million and $1.3 million, respectively, representing a period-over-period decrease of 55.6%. The decrease was primarily related to a decrease in capital raised and loan service fees, offset by an increase in fund administration fees for the six months ended June 30, 2023 as compared to the same period in 2022.

For the six months ended June 30, 2023 and 2022, operating costs were $10.0 million and $4.4 million, respectively, representing a period-over-period increase of 128.3%. This increase was primarily due to an increase in payroll costs related to increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service. In addition, there was an increase in bonus expense due to the timing of bonus accruals during the six months ended June 30, 2023 as compared to 2022 and an increase in stock compensation expense for restricted stock units that vested upon the closing of the Company’s IPO.

For the six months ended June 30, 2023 and 2022, general and administrative expenses were $2.8 million and $4.0 million, respectively, representing a period-over-period decrease of 29.4%. The decrease was primarily due to decreased accounting and legal fees incurred during the six months ended June 30, 2023 as compared to the same period in 2022.

For the six months ended June 30, 2023 and 2022, interest expense was $1.8 million and $0.3 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the six months ended June 30, 2023, as compared to the same period in 2022.

For the six months ended June 30, 2023, interest income was $0.7 million, which represents the interest earned on various related party notes receivable. There was no interest income for the six months ended June 30, 2022 as there were no related party notes receivable during this period.

Development

The following table presents our results of operations for our Development segment (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Transaction and advisory fees	$1,612	$1,414	$198	14.0%
Total revenues	1,612	1,414	198	14.0%
Expenses
Operating costs	888	750	138	18.4%
General and administrative	154	112	42	37.5%
Total expenses	1,042	862	180	20.9%

Other income, net	—	207	(207)	(100.0)%
Net income	$570	$759	$(189)	(24.9)%

For the six months ended June 30, 2023 and 2022, transaction and advisory fees were $1.6 million and $1.4 million, respectively, representing a period-over-period increase of 14.0%. The increase is primarily due to an increase in construction management fees related to two commercial development projects in Colorado, one residential development project in Texas and one residential development project in Arizona during the six months ended June 30, 2023, as compared to the same period in 2022.

Brokerage

The following table presents our results of operations for our Brokerage segment (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Transaction and advisory fees	$433	$1,042	$(609)	(58.4)%
Total revenues	433	1,042	(609)	(58.4)%
Expenses
Operating costs	293	274	19	6.9%
General and administrative	41	35	6	17.1%
Depreciation and amortization	68	—	68	100.0%
Total expenses	402	309	93	30.1%

Other income, net	144	—	144	100.0%
Interest expense	(322)	(31)	(291)	938.7%
Net (loss) income	$(147)	$702	$(849)	(120.9)%

For the six months ended June 30, 2023 and 2022, transaction and advisory fees were $0.4 million and $1.0 million, respectively. The decrease is primarily related to a decrease of brokerage transactions, which were $10.8 million during the six months ended June 30, 2023, as compared to $60.9 million during the same period in 2022.

For the six months ended June 30, 2023, interest expense included interest related to one real estate note outstanding during the six months ended June 30, 2023 with no comparable real estate notes outstanding during the same period in 2022.

Investment Valuations

The investments that are held by our funds are generally considered to be illiquid and have no readily ascertainable market value. We value these investments based on our estimate of their fair value as of the date of determination. We estimate the fair value of our fund’s investments based on a number of inputs built within forecasting models which are either developed by a third party or by our internal finance team. The models generally rely on discounted cash flow analysis and other techniques and may include independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amounts of cash flows, income and expenses for the property, the appropriateness of discount rates used, overall capitalization rate, and, in some cases, the ability to execute, estimated proceeds and timing of expected sales and financings. The majority of our assets utilize the income approach to value the property. Where appropriate, management may obtain additional supporting evidence of values from methods generally utilized in the real estate investment industry, such as appraisal reports and broker price opinion reports.

With respect to the underlying factors that led to the change in fair value in the current year, we identify assets that are undervalued and/or underperforming at the time of acquisition. Such assets generally undergo some form of repositioning soon after our acquisition in order to help drive increased appreciation and operating performance. Once the repositioning is complete, we focus on increasing the asset’s net operating income, thereby further increasing the value of the asset. Making below-market acquisitions, adding value through development activities, and increasing free cash flow with proper management all represent a material component to our core business model.

A unique feature of Caliber’s funds is the discretion given to Caliber’s management team to decide when to sell assets and when to hold them. We believe this discretion allows Caliber to avoid selling properties that, while their business plan may have matured, the market will not pay an attractive price in the current environment. Avoiding selling at a time of disruption, such as all of 2020, is critical to preserving the value of our assets, our carried interest, our ongoing revenues, and our clients’ capital. While this is management’s expectation, there can be no assurance these outcomes will occur.

Assets Under Management

AUM refers to the assets we manage or sponsor. We monitor two types of information with regard to our AUM:

i.Managed Capital – we define this as the total equity capital raised from investors in our funds at any point in time. We use this information to monitor, among other things, the amount of ‘preferred return’ that would be paid at the time of a distribution and the potential to earn a performance fee over and above the preferred return at the time of the distribution. Our asset management fees are based on a percentage of managed capital and monitoring the change and composition of managed capital provides relevant data points for Caliber management to further calculate and predict future earnings.

ii.Fair Value (“FV”) AUM – we define this is as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of June 30, 2023, we had total FV AUM of approximately $825.3 million.

Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital

The table below summarizes the activity of the managed capital for the six months ended June 30, 2023 (in thousands):

Managed Capital
Balances as of December 31, 2022	$383,189
Originations	12,050
Redemptions	(2,742)
Balances as of March 31, 2023	392,497
Originations	11,227
Redemptions	(1,968)
Balances as of June 30, 2023	$401,756

The following table summarizes managed capital for our investment fund portfolios as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Real Estate
Hospitality	$96,112	$102,071
Residential	71,915	62,819
Commercial	144,123	128,210
Total Real Estate	312,150	293,100
Credit(1)	79,598	74,766
Other(2)	10,008	15,323
Total	$401,756	$383,189
___________________________________________
(1)Credit managed capital represents loans made to Caliber’s investment funds by our diversified credit fund.
(2)Other managed capital represents undeployed capital held in our diversified funds.

During the six months ended June 30, 2023, hotel operations ceased at the Four Points by Sheraton hotel, as the Company is converting the property into a multi-family residential asset. As such, managed capital for our hospitality investment funds decreased by $6.0 million during the six months ended June 30, 2023.

Managed capital for our residential investment funds increased by $9.1 million during the six months ended June 30, 2023, due to the planned conversion of the Four Points by Sheraton hotel discussed above and $3.5 million in capital raised into our residential assets, offset by $0.4 million of redemptions by diversified funds.

Managed capital for our commercial investment funds increased $15.9 million during the six months ended June 30, 2023, representing: (i) $3.6 million in capital raised into our commercial assets, and (ii) $12.3 million contributed by our diversified funds, to support three commercial ground-up builds and acquisitions in Arizona. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.

During the six months ended June 30, 2023, we raised $20.9 million of new capital into Caliber Fixed Income Fund III, LP (“CFIF III”) and deployed it into our various real estate investments, which was offset by $13.7 million of repayments of the notes receivable. We also deployed $8.1 million directly into new investments in the form of notes receivable, which was offset by $10.5 million of repayments of the notes receivable.

As of June 30, 2023, we held $10.0 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $6.8 million of undeployed cash and pursuit costs, compared to $15.3 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $12.1 million of undeployed cash and pursuit costs held as of December 31, 2022.

FV AUM

As the economy continued to recover, our FV AUM increased. The table below details the activities that had an impact on our FV AUM, during the six months ended June 30, 2023 (in thousands).

Balances as of December 31, 2022	745,514
Assets acquired(1)	28,604
Construction and net market appreciation	33,019
Assets sold or disposed	(5,820)
Credit(2)	4,242
Other(3)	1,360
Balances as of March 31, 2023	806,919
Assets acquired(1)	—
Construction and net market appreciation	19,095
Assets sold or disposed	(595)
Credit(2)	590
Other(3)	(703)
Balances as of June 30, 2023	825,306

The following table summarizes FV AUM of our investment fund portfolios as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Real Estate
Hospitality	312,600	$319,300
Residential	143,300	86,900
Commercial	279,800	255,197
Total Real Estate	735,700	661,397
Credit(2)	79,598	74,766
Other(3)	10,008	9,351
Total	$825,306	$745,514
___________________________________________
(1)Assets acquired during the six months ended June 30, 2023 include one development asset in Colorado, our headquarters office building, and one multi-family residential asset in Arizona.
(2)Credit FV AUM represents loans made to Caliber’s investment funds by our diversified credit fund.

(3)Other FV AUM represents undeployed capital held in our diversified funds.

Non-GAAP Measures

We present Consolidated EBITDA, Consolidated Adjusted EBITDA, and Caliber Adjusted EBITDA, which are not recognized financial measures under U.S. GAAP, as supplemental disclosures because we regularly review these measures to evaluate our funds, measure our performance, identify trends, formulate financial projections and make strategic decisions.

Consolidated EBITDA represents the Company’s and the consolidated funds’ earnings before net interest expense, income taxes, depreciation and amortization. Consolidated Adjusted EBITDA represents Consolidated EBITDA as further adjusted to exclude stock-based compensation, transaction fees, expenses and other public registration direct costs related to aborted or delayed offerings and our Reg A+ offering, the share repurchase costs related to the Company’s Buyback Program, litigation settlements, expenses recorded to earnings relating to investment deals which were abandoned or closed, any other non-cash expenses or losses, as further adjusted for extraordinary or non-recurring items.

Caliber Adjusted EBITDA represents Consolidated Adjusted EBITDA on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to CaliberCos Inc. and is consistent with performance models and analysis used by management.

When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. We generally use these non-U.S. GAAP financial measures to evaluate operating performance and for other discretionary purposes. We believe that these measures enhance the understanding of ongoing operations and comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they eliminate the impact of selected charges that may obscure trends in the underlying performance of our business. Because not all companies use identical calculations, our presentation of Consolidated EBITDA, Consolidated Adjusted EBITDA, and Caliber Adjusted EBITDA may not be comparable to similarly identified measures of other companies.

Consolidated EBITDA, Consolidated Adjusted EBITDA, and Caliber Adjusted EBITDA are not intended to be measures of free cash flow for our discretionary use because they do not consider certain cash requirements such as tax and debt service payments. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

The following table presents a reconciliation of net (loss) income to Consolidated EBITDA, Consolidated Adjusted EBITDA, and Caliber Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(11,580)	$(1,959)	$(11,285)	$19,717
Interest expense	1,261	175	2,092	344
Depreciation expense	137	7	269	16
Consolidated funds’ EBITDA adjustments	7,003	4,906	12,932	9,636
Consolidated EBITDA	(3,179)	3,129	4,008	29,713
Share buy-back	—	79	183	157
Stock-based compensation	1,922	75	2,624	201
Severance payments	—	—	13	—
Legal costs	—	—	—	525
Public registration costs	—	779	—	779
Consolidated Adjusted EBITDA	(1,257)	4,062	6,828	31,375
Intercompany eliminations	1,781	1,293	3,504	3,263
Non-controlling interest Adjusted EBITDA eliminations	(2,851)	(5,884)	(11,625)	(33,012)
Caliber Adjusted EBITDA	$(2,327)	$(529)	$(1,293)	$1,626

Liquidity and Capital Resources

The Company, through guarantees of loans held by its consolidated funds, has five separate loans outstanding with maturity dates within the 12-month period subsequent to when these financial statements were issued with outside lenders totaling $28.8 million at June 30, 2023. Management is actively managing the potential amendments to the applicable loan agreements to include additional extension options, pay off or refinancing of these facilities. Management believes that we will be able to come to an agreement with the respective lenders in order to mitigate any defaults or enter into new financing arrangements with third-party lenders. See Note 6 – Notes Payable for additional details. As of December 31, 2022, the Company, through guarantees of loans held by its consolidated funds, had five separate loans outstanding with maturity dates within the 12-month period subsequent to December 31, 2022 with outside lenders totaling $28.8 million.

Each of our funds and the related assets that are acquired or own equity interest in those funds are established as separate legal entities with limited liability. Therefore, the cash flows generated by these entities, whether through operations or financing, are unavailable for general corporate purposes.

We have historically financed our operations primarily through a combination of operating cash flows, private offerings of our equity securities, and secured and unsecured debt. In addition, due to the consolidation of CFIF III, we recognize a revolving line of credit with a maximum borrowing amount of $4.5 million.

We hold our excess unrestricted cash in bank accounts with several high-quality financial institutions. We believe that our current capital position is sufficient to meet our current liquidity needs for at least the next 12 months.

Equity Financings

Since inception through June 30, 2023, we have raised approximately $39.0 million from the sale of common and convertible preferred stock to third parties and management. The funds received from the issuance of our stock sales have been used for operating expenditures and refinancing our higher interest debt.

On May 19, 2023, the Company closed its initial public offering of 1,200,000 shares of Class A common stock at a public offering price of $4.00 per share, for aggregate gross proceeds of $4.8 million before deducting underwriting discounts, commissions, and other offering expenses, at which point the buyback obligation was relieved and no further amounts are due under the Buyback Program.

Corporate Debt

As of June 30, 2023, we have issued and outstanding unsecured promissory notes of $38.9 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.39%, and maturity dates ranging from July 2023 to March 2025. The purpose of this financing program is to provide the Company with flexible, short term capital to be used grow its assets under management and assist its funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of Caliber’s funds access to a short term lending opportunity. The purpose of this financing program is to provide the Company with flexible, short term capital to be used grow its assets under management and assist its funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of Caliber’s funds access to a short term lending opportunity. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term. This outstanding debt resulted in $1.0 million and $1.7 million of interest expense for the three and six months ended June 30, 2023.
Cash Flows Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(3,459)	$989	$(4,448)
Investing activities	(42,920)	(17,882)	(25,038)
Financing activities	51,857	27,301	24,556
Net change in cash and cash equivalents	$5,478	$10,408	$(4,930)

The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds (in thousands).

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash used in the Company’s operating activities	$(1,101)	$(744)	$(357)
Net cash (used in) provided by the consolidated funds’ operating activities	(2,358)	1,733	(4,091)
Net cash (used in) provided by operating activities	(3,459)	989	(4,448)
Net cash used in the Company’s investing activities	(20,189)	(814)	(19,375)
Net cash used in the consolidated funds’ investing activities	(22,731)	(17,068)	(5,663)
Net cash used in investing activities	(42,920)	(17,882)	(25,038)
Net cash provided by the Company’s financing activities	43,026	5,537	37,489
Net cash provided by the consolidated funds’ financing activities	8,831	21,764	(12,933)
Net cash provided by financing activities	51,857	27,301	24,556
Net change in cash and cash equivalents	$5,478	$10,408	$(4,930)
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management fees, performance allocations, and transaction and advisory fees, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company increased during the six months ended June 30, 2023 as compared to the same period in 2022 primarily related to increased interest payments related to the Company’s corporate notes. Net cash flows used in operating activities of the consolidated funds increased from the six months ended June 30, 2023, as compared to the net cash flows provided by operating activities during the same period in 2022, was primarily due to increased interest payments related to the consolidated funds notes payable.
Investing Activities
The increase in net cash flows used in investing activities of the Company for the six months ended June 30, 2023 as compared to the same period in 2022 primarily relates to an increase in the acquisition of real estate assets. The increase in net cash flows used in investing activities of the consolidated funds is primarily due to a decrease in proceeds from the sale of real estate investments, offset by the increase in the acquisition of real estate assets, and the net impact of the consolidation and deconsolidation of VIEs, and a decrease in investments in real estate assets.
Financing Activities
The increase in net cash flows provided by financing activities of the Company for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an increase of $34.9 million of net proceeds on notes payable and an increase of $3.2 million in proceeds from the issuance of common stock, net of equity issuance costs during the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in net cash flows provided by financing activities of the consolidated funds is primarily due to a decrease in the net proceeds from notes payable and notes payable – related parties of our consolidated funds of $7.6 million and an increase in deferred financing costs paid of $2.3 million during the six months ended June 30, 2023 as compared to the same period in 2022.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions.

Accounting Estimates of the Company

We believe the following critical accounting policies affect the Company’s more significant estimates and judgements used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

In accordance with the ASC 606, Revenue from Contracts with Customers (“ASC 606”), management applies the five-step framework in determining the timing and amount of revenue to recognize. This framework requires an entity to: (i) identify the contract(s) with customers, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation. The Company’s revenues primarily consist of fund management and transaction and advisory fees.

Fund Management

Asset management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. Asset management fees are recalculated for each fund on an annual basis. These customer contracts require the partnership to provide management services, representing a performance obligation that the partnership satisfies over time.

Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from  the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold.

Transaction and Advisory Fees

Revenues from contracts with customers includes fixed fee arrangements with related party affiliates to provide certain associated activities which are ancillary to and generally add value to the assets we manage, such as set-up and fund formation services associated with marketing, soliciting, and selling member interests in the affiliated limited partnerships, brokerage services, construction and development management services, loan placement and guarantees. The recognition and measurement of revenue is based on the assessment of individual contract terms. For performance obligations satisfied at a point in time, there are no significant judgments made in evaluating when the customer obtains control of the promised service.

For performance obligations satisfied over time, significant judgment is required to determine how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on appropriate measurement of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. Transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of its anticipated performance and all information that is reasonably available to the Company. Revenues are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Set-up services are a one-time fee for the initial formation, administration, and set-up of the private equity real estate fund. These fees are recognized at the point in time when the performance under the contract is complete.

Fund formation fees are earned at a point in time at a fixed rate based on the amount of capital raised into certain managed funds. Services include marketing, offering, registration, and ultimately raising capital.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

A valuation allowance is required to reduce the balance of a deferred tax asset if it is determined that it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income or other limitation on the Company’s ability to utilize the loss carryforward.

We recognize the impact of an income tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Related interest and penalties are classified as income taxes in the financial statements.

Segment Information

The Company’s activities are organized into three operating segments which constitute three reportable segments based on similarities with both their qualitative and economic characteristics. These segments distinguish all of the primary revenue generating activities of the business but group them together by their nature. The Company’s chief operating decision maker uses total revenue, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations. The Company’s operations are organized into three reportable segments for management and financial reporting purposes, Fund Management, Development and Brokerage.

Management has concluded that the consolidated investment funds do not meet the requirements to be an operating segment. The non-reportable segments include certain business activities which do not meet the requirement to be a reportable segment because they are immaterial. These activities represent the operating activity of our single-family assets which involve both the sale and rental of real estate assets. In addition, the Company has not and does not allocate its assets or liabilities specifically to the operating segments and the Company’s chief operating decision maker does not review assets or liabilities by segment to make operating decisions. Assets, liabilities and corporate expenses are recorded at the legal entity level, which is not consistent to the operating segment and is therefore not reported by segment.

Accounting Estimates of Consolidated Funds

We believe the following critical accounting policies affect the consolidated funds’ more significant estimates and judgements used in the preparation of our condensed consolidated financial statements.
Consolidated Fund Revenues

In accordance with ASC 606, our consolidated funds apply the five-step framework in determining the timing and amount of revenue to recognize. This framework requires an entity to: (i) identify the contract(s) with customers, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation. Our consolidated funds’ revenues primarily consist of hospitality revenues, rental income and interest income.

Consolidated funds – hospitality revenue

Hospitality revenues are comprised of charges for room rentals, food and beverage sales, and other hotel operating activities. Revenues are recognized as earned, which is defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Revenues are recorded net of sales tax.

Our consolidated funds have performance obligations to provide accommodations and other ancillary services to hotel guests. As compensation for such goods and services, the consolidated funds are typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. These fees are generally payable at the time the hotel guest checks out of the hotel. The consolidated funds generally satisfy the performance obligations over time and recognize the revenue from room sales and from other ancillary guest services on a daily basis, as the rooms are occupied, and the services have been rendered.

For food and beverage, revenue is recognized upon transfer of promised products or services to customers in an amount that reflects the consideration the consolidated funds received in exchange for those services, which is generally when payment is tendered at the time of sale.

The consolidated funds receive deposits for events and rooms. Such deposits are deferred and included in other liabilities on the accompanying condensed consolidated balance sheets. The deposits are credited to consolidated funds – hospitality revenue when the specific event takes place.

Consolidated funds – other revenue

Consolidated funds – other revenue primarily consists of rental revenue of $1.4 million and $2.3 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $2.0 million for the three and six months ended June 30, 2022, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

Consolidated Fund Expenses

Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, our consolidated funds, including, without limitation, operating costs, depreciation and amortization, interest expense on debt held by our consolidated funds, gain on extinguishment of debt, gain on derivative instruments, insurance expenses, professional fees and other costs associated with administering and supporting those funds.

Fair Value of Financial Instruments

The fair value of financial instruments is disclosed in accordance with ASC 825, Financial Instruments. The fair value of our financial instruments is estimated using available market information and established valuation methodologies. The estimates of fair value are not necessarily indicative of the amounts the consolidated funds could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, treasury locks, options and forwards in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.

Interest Rate Risk

As of June 30, 2023, our debt included fixed-rate debt with a fair value and carrying value of $107.6 million and $124.0 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of June 30, 2023, our debt included variable-rate debt with a fair value and carrying value of $81.1 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2023 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.8 million annually.

Credit Risk

Substantially all of the Company’s revenues are generated from the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, and Texas. The Company mitigates the associated risk by:
•diversifying our investments in real estate assets across multiple asset types, including hospitality, commercial, single-family, multi-family, and self-storage properties;
•diversifying our investments in real estate assets across multiple geographic locations including different markets and sub-markets in which our real estate assets are located;
•diversifying our investments in real estate assets across assets at differing points of stabilization, and in varying states of cash flow optimization; and
•maintaining financing relationships with a diversified mix of lenders (differing size and type), including large national banks, local community banks, private equity lenders, and insurance companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Risk Factors section in the Company’s Prospectus on Form 424(b)(4) filed with the SEC on May 17, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of CaliberCos Inc. (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023
3.2	Amended and Restated Bylaws of CaliberCos Inc. (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
4.1
Form of Class A common stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 28, 2022 (File No. 333-267657))

4.2
Amended and Restated Stockholders’ Agreement dated March 22, 2023, by and among the Company, John C. Loeffler, Jennifer Schrader and Donnie Schrader (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on March 22, 2023 (File No. 333-267657))

4.2.1
Stock Purchase Agreement dated September 21, 2018, by and among the Company and Donnie Schrader (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on June 13, 2019)

10.1+	CaliberCos Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of CaliberCos Inc.’s Form S-8 (File No. 333-272078), filed with the SEC on May 19, 2023)
10.2
Loan Agreement, dated as of January 20, 2023, among 47th Street Phoenix Airport LLC, CHPH Holding, LLC, and 44th and McDowell Holding, LLC, as Borrower and Trimont Real Estate Advisors, LLC, as Agent for BP Holdings SIGMA LLC, as Lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.3
Guaranty of Recourse Obligations dated January 20, 2023, by John C. Loeffler, II, Jennifer Schrader,CDIF, LLC, Caliber Diversified Opportunity Fund II, LP, and CaliberCos Inc. for the benefit of BP Holdings Sigma, LLC(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.4
Loan Agreement dated as of October 17, 2019 between Pollock Gateway II DE LLC, as borrower and Barclays Capital Real Estate Inc., as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.5
Assumption Agreement dated January 25, 2023 by and among Pollock Gateway II DE LLC, original borrower, Gateway II Holdco, LLC, new borrower, Guila Pollock and Vita Piazza, trustees of The James and Guila Pollock Trust dated June 27, 2006, original guarantor, CaliberCos Inc., new guarantor, and Wells Fargo Bank, National Association, as Trustee for the benefit of the registered holders of BBCMS Mortgage Trust 2019-C5, Commercial Mortgage Pass Through Certificates, Series 2019-C5, lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.6+
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Jennifer Schrader (incorporated by reference to Exhibit 6.5 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.7+
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and John C. Loeffler II (incorporated by reference to Exhibit 6.6 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.8+
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Roy Bade (incorporated by reference to Exhibit 6.7 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.9+
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Jade Leung (incorporated by reference to Exhibit 6.8 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.10
Form of Indemnification Agreement between CaliberCos Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 23, 2022 (File No. 333-267657))

10.11
Form of Escrow Agreement by and among CaliberCos Inc., SI Securities, LLC and The Bryn Mawr Trust Company of Delaware (incorporated by reference to Exhibit 8.1 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on January 3, 2020)

10.12
Caliber/ Encore Opportunistic Growth Fund Limited Liability Company Agreement dated May 1, 2022 by and between CaliberCos Inc. and Encore Caliber Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on April 12, 2023 (File No. 333-267657))

10.13
Form of Managing Dealer Agreement by and among CaliberCos Inc., Skyway Capital Markets, LLC and Issuer (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on April 12, 2023 (File No. 333-267657))

10.14
Sponsor Consulting Agreement dated December 1, 2022 by and among CaliberCos Inc. and Skyway Capital Markets, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on April 12, 2023 (File No. 333-267657))

10.15	Contribution Agreement dated June 30, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 024-11016), filed with the SEC on July 7, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on August 10, 2023.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	August 10, 2023
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	August 10, 2023
Jade Leung

/s/ Jennifer Schrader	President, Chief Operating Officer and Vice-Chairperson	August 10, 2023
Jennifer Schrader