Form 10-Q
period 2023-09-30
CaliberCos Inc.
filed 2023-11-13
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
There were 21,279,543 shares of common stock, comprised of 13,863,129 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock of CaliberCos Inc. as of November 7, 2023.

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2023	December 31, 2022
Assets
Cash	$995	$1,921
Restricted cash	2,479	23
Real estate investments, net	21,383	2,065
Due from related parties	6,498	9,646
Investments in unconsolidated entities	3,290	3,156
Operating lease - right of use assets	204	1,411
Prepaid and other assets	2,629	5,861
Assets of consolidated funds
Cash	4,536	5,736
Restricted cash	10,407	8,254
Real estate investments, net	219,140	196,177
Accounts receivable, net	2,434	2,228
Notes receivable - related parties	31,184	28,229
Due from related parties	27	15
Operating lease - right of use assets	8,785	8,769
Prepaid and other assets	10,739	5,343
Total assets	$324,730	$278,834

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2023	December 31, 2022
Liabilities and Stockholders’ Equity
Notes payable	$54,254	$14,653
Notes payable - related parties	—	365
Accounts payable and accrued expenses	6,852	6,374
Buyback obligation	—	12,391
Due to related parties	87	171
Operating lease liabilities	125	1,587
Other liabilities	535	64
Liabilities of consolidated funds
Notes payable, net	147,779	134,256
Notes payable - related parties	12,799	6,973
Accounts payable and accrued expenses	11,949	9,252
Due to related parties	210	68
Operating lease liabilities	12,397	12,461
Other liabilities	2,987	3,030
Total liabilities	249,974	201,645

Commitments and Contingencies

Preferred stock Series B, $0.001 par value; 12,500,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and 1,651,302 shares issued and outstanding as of December 31, 2022	—	—
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 13,848,800 and 10,790,787 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	14	11
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 7,416,414 shares issued and outstanding as September 30, 2023 and December 31, 2022	7	7
Paid-in capital	38,723	33,108
Less treasury stock, at cost, 277,342 shares repurchased and 3,432,351 forward repurchase shares as of December 31, 2022. As of September 30, 2023, there was no treasury stock or forward repurchase shares	—	(13,626)
Accumulated deficit	(34,469)	(22,709)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	4,275	(3,209)
Stockholders’ equity attributable to noncontrolling interests	70,481	80,398
Total stockholders’ equity	74,756	77,189
Total liabilities and stockholders’ equity	$324,730	$278,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Asset management fees	$1,273	$982	$3,784	$3,048
Performance allocations	36	103	2,474	2,508
Transaction and advisory fees	1,043	5,890	2,462	8,261
Consolidated funds – hospitality revenue	12,526	10,988	52,008	43,801
Consolidated funds – other revenue	2,147	1,543	6,264	4,871
Total revenues	17,025	19,506	66,992	62,489

Expenses
Operating costs	4,881	3,203	16,205	8,421
General and administrative	1,672	1,252	4,914	5,389
Marketing and advertising	210	288	888	1,293
Depreciation and amortization	140	7	409	23
Consolidated funds – hospitality expenses	18,644	14,960	59,676	44,786
Consolidated funds – other expenses	2,883	1,677	6,757	6,146
Total expenses	28,430	21,387	88,849	66,058

Consolidated funds - gain on sale of real estate investments	—	—	—	21,530

Other income (loss), net	414	25	1,479	241
Gain on extinguishment of debt	—	1,421	—	1,421
Interest income	85	109	279	112
Interest expense	(1,316)	(341)	(3,408)	(685)
Net (loss) income before income taxes	(12,222)	(667)	(23,507)	19,050
Provision for income taxes	—	—	—	—
Net (loss) income	(12,222)	(667)	(23,507)	19,050
Net (loss) income attributable to noncontrolling interests	(8,813)	(5,067)	(13,165)	14,561
Net (loss) income attributable to CaliberCos Inc.	$(3,409)	$4,400	$(10,342)	$4,489
Basic net (loss) income per share attributable to common stockholders	$(0.16)	$0.24	$(0.53)	$0.25
Diluted net (loss) income per share attributable to common stockholders	$(0.16)	$0.22	$(0.53)	$0.23
Weighted average common shares outstanding:
Basic	21,238	18,229	19,688	18,033
Diluted	21,238	20,074	19,688	19,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2022	1,651	$—	10,791	$11	7,416	$7	$33,108	$(13,626)	$(22,709)	$80,398	$77,189
Repurchases of common stock	—	—	(42)	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	702	—	—	—	702
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	7,629	7,629
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(295)	(295)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,752)	(1,752)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	(20,805)	(20,805)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	9,539	9,539
Retirement of treasury stock	—	—	—	—	—	—	—	1,418	(1,418)	—	—
Net (loss) income	—	—	—	—	—	—	—	—	(1,207)	1,502	295
Balances as of March 31, 2023	1,651	$—	10,749	$11	7,416	$7	$33,810	$(12,208)	$(25,334)	$76,216	$72,502
Issuance of common stock, net of issuance costs	—	—	1,200	1	—	—	3,247	—	—	—	3,248
Conversions of preferred stock	(1,651)	—	1,651	2	—	—	—	—	—	—	2
Equity based compensation	—	—	221	—	—	—	1,922	—	—	—	1,922
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	6,787	6,787
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(995)	(995)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,482)	(1,482)
Elimination of buyback obligation	—	—	—	—	—	—	—	12,208	—	—	12,208
Net loss	—	—	—	—	—	—	—	—	(5,726)	(5,854)	(11,580)
Balances as of June 30, 2023	—	$—	13,821	$14	7,416	$7	$38,979	$—	$(31,060)	$74,672	$82,612
Equity issuance costs	—	—	—	—	—	—	(649)	—	—	—	(649)
Equity based compensation expense	—	—	27	—	—	—	393	—	—	—	393
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	6,870	6,870
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(480)	(480)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,768)	(1,768)
Net loss	—	—	—	—	—	—	—	—	(3,409)	(8,813)	(12,222)
Balances as of September 30, 2023	—	$—	13,848	$14	7,416	$7	$38,723	$—	$(34,469)	$70,481	$74,756

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2021	1,650	$—	10,523	$10	7,416	$7	$29,249	$(13,626)	$(24,729)	$58,782	$49,693
Issuance of common stock	—	—	10	—	—	—	62	—	—	—	62
Equity based compensation expense	—	—	—	—	—	—	64	—	—	—	64
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	5,926	5,926
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(200)	(200)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(870)	(870)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	4,029	4,029
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(16,781)	(16,781)
Net income	—	—	—	—	—	—	—	—	549	21,127	21,676
Balances as of March 31, 2022	1,650	$—	10,533	$10	7,416	$7	$29,375	$(13,626)	$(24,180)	$72,013	$63,599
Issuance of common stock	—	—	494	1	—	—	3,249	—	—	—	3,250
Equity based compensation expense	—	—	—	—	—	—	137	—	—	—	137
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	10,637	10,637
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,410)	(1,410)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,122)	(1,122)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	(165)	(165)
Net loss	—	—	—	—	—	—	—	—	(460)	(1,499)	(1,959)
Balances as of June 30, 2022	1,650	$—	11,027	$11	7,416	$7	$32,761	$(13,626)	$(24,640)	$78,454	$72,967
Issuance of common stock	—	—	1	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	258	—	—	—	258
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	3,845	3,845
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(275)	(275)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,176)	(1,176)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	2,652	2,652
Net (loss) income	—	—	—	—	—	—	—	—	4,400	(5,067)	(667)
Balances as of September 30, 2022	1,650	$—	11,028	$11	7,416	$7	$33,019	$(13,626)	$(20,240)	$78,433	$77,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(23,507)	$19,050
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	392	23
Non-cash lease expense and gain on lease extinguishment	(285)	—
Non-cash performance allocations	(2,382)	—
Equity-based compensation	3,017	459
Gain on the disposition of real estate	—	(27)
Gain on extinguishment of debt	—	(1,421)
Impairment	—	9
Amortization of above-market/below market leases and straight-line rent, net	178	—
Amortization of deferred financing costs	25	—
Changes in operating assets and liabilities:
Due from related parties	1,364	(3,029)
Prepaid expenses, right-of-use assets and other assets	3,307	(2,099)
Accounts payable and accrued expenses	464	(695)
Due to related parties	(84)	(703)
Lease liabilities and other liabilities	248	(514)
Adjustments to reconcile net (loss) income to net cash from operating activities of consolidated funds:
Depreciation	7,926	6,809
Non-cash lease expense	(80)	—
Gain on the disposition of real estate	—	(21,547)
Loss (gain) on extinguishment of debt	2	(3,131)
Gain on derivative instruments	(114)	—
Loss on disposal of furniture, fixtures and equipment	687	—
Impairment	—	144
Amortization of advanced key money	(56)	(56)
Amortization of above-market/below market leases and straight-line rent, net	(333)	(61)
Amortization of deferred financing costs	1,147	583
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	533	(381)
Due from related parties	(12)	194
Prepaid expenses, right-of use assets and other assets	(4,939)	42
Accounts payable and accrued expenses	849	783
Due to related parties	327	382
Lease liabilities and other liabilities	184	1,370
Net cash used in operating activities	(11,142)	(3,816)

Cash Flows From Investing Activities
Investments in real estate assets	(224)	(228)
Acquisition of real estate assets	(19,472)	—
Proceeds from the sale of real estate assets	—	144
Investments in unconsolidated entities	(134)	(877)
Funding of notes receivable - related party	(980)	—
Payment received on notes receivable - related party	930	—

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	$12,927	$1,393
Deconsolidation of VIEs	(12,418)	(17,246)
Investments in real estate assets	(12,040)	(32,676)
Acquisition of real estate assets	(6,643)	—
Proceeds from the sale of real estate assets	—	30,705
Funding of notes receivable - related party	(11,986)	(6,485)
Payment received on notes receivable - related party	6,085	1,393
Net cash used in investing activities	(43,955)	(23,877)
Cash Flows From Financing Activities
Payment of deferred financing costs	(253)	—
Proceeds from notes payable	43,010	9,015
Repayments of notes payable	(3,181)	(981)
Proceeds from notes payable - related parties	4,000	—
Repayments of notes payable - related parties	(4,365)	(490)
Proceeds from the issuance of common stock, net of issuance costs	2,599	12
Payments of treasury stock - buyback obligation	(183)	(236)
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(2,522)	(355)
Proceeds from notes payable	61,681	27,085
Repayments of notes payable	(58,734)	(26,012)
Proceeds from notes payable - related parties	5,647	15,243
Repayments of notes payable - related parties	(4,633)	(9,257)
Contributions from noncontrolling interest holders	21,286	20,408
Redemptions of noncontrolling interests	(1,770)	(1,885)
Distributions to noncontrolling interest holders	(5,002)	(2,977)
Net cash provided by financing activities	57,580	29,570
Net Change in Cash and Restricted Cash	2,483	1,877
Cash and Restricted Cash at Beginning of Period	15,934	16,532
Cash and Restricted Cash at End of Period	$18,417	$18,409

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$7,657	$8,378
Restricted cash at beginning of period	8,277	8,154
Cash and restricted cash at beginning of period	15,934	16,532

Cash at end of period	5,531	10,978
Restricted cash at end of period	12,886	7,431
Cash and restricted cash at end of period	$18,417	$18,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the “Company”, “Caliber”, “we”, “our”, and “us”), is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. We also provide various support services to the investments we manage including fund formation services, lending support, construction and development management, and real estate brokerage. Our business is organized into three reportable segments: Fund Management, Development, and Brokerage. As of September 30, 2023, we had operations in Alaska, Arizona, Colorado, and Texas.
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
Liquidity
The Company, through guarantees of loans held by its consolidated funds, has five separate loans outstanding with maturity dates within the 12-month period subsequent to when these financial statements were issued with outside lenders totaling $28.8 million at September 30, 2023. Management is actively managing the potential amendments to the applicable loan agreements to include additional extension options, pay off or refinancing of these facilities. Management believes that we will be able to enter into new financing arrangements with third-party lenders. The Company has an aggregate of $38.1 million of individual corporate notes outstanding with maturity dates within the 12-month period subsequent to when these financial statements were issued. The loans generally have a 12-month term and may be extended upon the mutual agreement of the lender and the borrower. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term. See Note 6 – Notes Payable for additional details.

Note 2 – Summary of Significant Accounting Policies

Accounting Policies of the Company

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include our accounts, our consolidated subsidiaries, and legal entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The equity and net income or loss attributable to noncontrolling interests in subsidiaries is shown separately in the accompanying condensed consolidated balance sheets, statements of operations, and statements of changes in stockholders’ equity. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

We determine if an entity is a variable interest entities (“VIE”) based on several factors, including whether the equity holders, as a group, lack the characteristics of a controlling financial interest. We analyze any investments in VIEs to determine if we are the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE.

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

Voting Interest Entities

Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”). For VOEs, we consolidate an entity if we have a controlling financial interest. We have a controlling financial interest in a VOE if (i) for legal entities other than partnerships, we own a majority voting interest in the entity or, for limited partnerships and similar entities, we own a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights, and no other conditions exist that would indicate that we do not control the entity.

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

Reclassification

On January 17, 2023, the Company’s board of directors approved an amendment to its certificate of incorporation to effect a 1-for-1.6820384 reverse stock split of Class A common stock, Class B common stock and Series B preferred stock. The reverse stock split was effected on January 17, 2023. Certain prior period amounts have been updated to reflect the reverse stock split including share and per share amounts and additional paid-in-capital amounts on the condensed consolidated statement of equity for each of the three months ended March 31, 2022, June 30, 2022, and September 30, 2022.

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

As of September 30, 2023 and December 31, 2022, the carrying amount of our investments in unconsolidated entities was $3.3 million and $3.2 million, respectively. In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three and nine months ended September 30, 2023 and 2022, the Company had no impairment losses related to its investments in unconsolidated entities.

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

For the three and nine months ended September 30, 2023 and 2022, the Company had no impairment losses related to its real estate and other long-lived assets.

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

Revenue Recognition

In accordance with the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), management applies the five-step framework in determining the timing and amount of revenue to recognize. This framework requires an entity to: (i) identify the contract(s) with customers, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation. The Company’s revenues primarily consist of fund management and transaction and advisory fees.

Fund Management

Asset management fees generated from the funds are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. The Company earns an asset management fee of 0.70% of the Caliber Hospitality Trust’s (as defined in Note 3 – VIEs) enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time.

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

Accounts Receivable

Accounts receivable primarily consists of reimbursable expenses from third-party development projects. The Company continually reviews receivables and determines collectability by taking into consideration the history of past write-offs, collections, current credit conditions, payment history, and the financial condition of the related third-party service providers. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in operating costs on the accompanying condensed consolidated statements of operations. The Company did not record an allowance for doubtful accounts as of September 30, 2023 and December 31, 2022.

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

Leases

Lessor

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of September 30, 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

For the three and nine months ended September 30, 2023, depreciation expense was $2.8 million and $7.9 million, respectively. For the three and nine months ended September 30, 2022, depreciation expense was $2.2 million and $6.8 million, respectively.

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

For the three and nine months ended September 30, 2023 and 2022, our consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated funds – other revenue

Consolidated funds – other revenue includes rental revenue of $1.2 million and $3.5 million, for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.8 million for the three and nine months ended September 30, 2022, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

Upon adoption of ASC 842, Leases (“ASC 842”), effective January 1, 2022, at the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of September 30, 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In addition, consolidated funds - other revenue includes interest income of $0.9 million and $2.7 million, for three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, which is generated by a consolidated fund’s lending activity. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. Our consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, our consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying condensed consolidated statements of operations. Our consolidated funds had an no amount of allowance for doubtful accounts as of September 30, 2023 and December 31, 2022.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Level 3 – Unobservable inputs for the asset or liability. These unobservable inputs reflect assumptions about what market participants would use to price the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting company’s own data)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The amendments in ASU 2020-06 are effective for the Company for reporting periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted beginning after December 15, 2020. We are currently evaluating the impact of ASU 2020-06, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Note 3 – VIEs

During the nine months ended September 30, 2023, the Company deconsolidated five hospitality funds which were contributed to the Caliber Hospitality, LP, whose sole general partner is Caliber Hospitality Trust, Inc. (the “Caliber Hospitality Trust”). During the nine months ended September 30, 2022, the Company deconsolidated two VIEs, one that sold its investment in a multi-family residential property, repaid the loan secured by the property and therefore the Company was no longer determined to be the primary beneficiary and one that was developing multi-family property and the Company was no longer determined to be the primary beneficiary upon refinancing the loan agreement. We aggregate and report the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying condensed consolidated statements of operations through the date of deconsolidation.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company consolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which include activity from five previously consolidated hospitality funds and one previously unconsolidated fund during the nine months ended September 30, 2023 because the Company was determined to be the primary beneficiary as it has the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which is significant to Caliber Hospitality Trust and Caliber Hospitality, LP. In addition, the Company consolidated West Frontier Holdco, LLC (“West Frontier”) as the Company was determined to be the primary beneficiary as we have the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund. The consolidation of the Caliber Hospitality Trust and West Frontier consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2022, the Company consolidated Northsight Crossing AZ, LLC (“Northsight”) and Southpointe Fundco, LLC (“Southpointe”) because the Company was determined to be the primary beneficiary as we have the power to direct the activities of Northsight and Southpointe and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund. The consolidation of Northsight and Southpointe consisted of the following (in thousands) at the time of consolidation:

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Real Estate Investments

Real Estate Investments of the Company

Asset Acquisitions

During the nine months ended September 30, 2023, the Company acquired its headquarters office building for an aggregate purchase price of $19.5 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP. There were no asset acquisitions by the Company during the nine months ended September 30, 2022.

The preliminary allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the nine months ended September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Real estate investments, at cost
Land and land improvements	$9,131
Building and building improvements	9,332
Furniture, fixtures and equipment	959
Intangible lease assets	398
Intangible lease liabilities	(348)
Total purchase price of assets acquired	$19,472

Real Estate Investments of the Consolidated Funds

Asset Acquisitions by Consolidated Funds

During the nine months ended September 30, 2023, the consolidated funds acquired one multi-family residential property for an aggregate purchase price of $6.6 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP. There were no asset acquisitions by the consolidated funds during the nine months ended September 30, 2022.

The allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the nine months ended September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Real estate investments, at cost
Land and land improvements	$599
Building and building improvements	6,044
Total purchase price of assets acquired	$6,643

Dispositions by Consolidated Funds

During the nine months ended September 30, 2023, the consolidated funds did not sell any properties. During the nine months ended September 30, 2022, the consolidated funds sold its investment in one multi-family apartment building located in Phoenix, Arizona, with a cost basis of $9.1 million, resulting in a gain of $21.5 million, which is included in consolidated funds - gain on sale of real estate assets on the accompanying condensed consolidated statements of operations.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Prepaid and Other Assets

Prepaid and Other Assets of the Company

Prepaid and other assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Pursuit costs (1)	$1,228	$4,495
Prepaid expenses	681	704
Accounts receivable, net	167	62
Deposits	63	46
Other assets	490	554
Total prepaid and other assets	$2,629	$5,861

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

Prepaid and Other Assets of the Consolidated Funds

Prepaid and other assets of the consolidated funds consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Derivative assets	$1,845	$1,646
Prepaid expenses	1,248	1,511
Deposits	673	742
Pursuit costs (1)	657	549
Deferred franchise fees, net	290	372
Intangibles, net	419	361
Inventory	148	138
Other assets (2)	5,459	24
Total prepaid and other assets	$10,739	$5,343
__________________________________
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
(2) Other assets as of September 30, 2023, primarily represents incremental costs, including professional, legal, consulting, accounting and tax services, directly attributable to Caliber Hospitality Trust that are deferred and will be charged against the gross proceeds of the offering.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Related Party Transactions

Related Party Transactions of the Company

Fund Management

The Company manages multiple private equity real estate funds and the Company generates the following Fund Management revenues:

•Asset Management Fees – We receive an annual asset management fee generally equal to 1.0% to 1.5% of the unreturned capital contributions in a particular fund to compensate us for the overall administration of that fund. The Company earns an asset management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. We are also entitled to receive reimbursement for certain expenses incurred or paid on behalf of the fund, which may include an allocation of certain administrative and overhead costs. During the three and nine months ended September 30, 2023, the Company earned $1.3 million and $3.8 million, respectively, and during the three and nine months ended September 30, 2022, the Company earned $0.9 million and $3.0 million, respectively, of asset management fees from related parties, which are included in asset management fees on the accompanying condensed consolidated statements of operations.

•Performance allocations – We are entitled to an allocation of the income otherwise allocable to the limited partners/members of the funds we manage, commonly referred to as carried interest. Generally we receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns typically range from 6.0% for common equity to 10.0% to 12.0% for preferred equity, which does not participate in profits. There was an $0.1 million and $2.5 million of performance allocations during the three and nine months ended September 30, 2023, respectively, and $0.1 million and $2.5 million of performance allocations during the three and nine months ended September 30, 2022, respectively, earned by the Company from related parties, which are included in performance allocations on the accompanying condensed consolidated statements of operations.

•Transaction and Advisory Fees – We receive fees for services primarily relating to the set-up of certain funds, marketing, offering, registering, and selling of equity and debt instruments of the affiliates, loan placement and guarantee fees. During the three and nine months ended September 30, 2023, the Company earned an $0.4 million and $0.5 million, respectively, of transaction and advisory fees from related parties, which are included in transaction and advisory fees on the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company earned $4.9 million and $5.9 million, respectively, of transaction and advisory fees from related parties, which are included in transaction and advisory fees on the accompanying condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, amounts due to the Company from related parties for fund management services was $4.8 million and $6.8 million, respectively, which are included in due from related parties on the accompanying condensed consolidated balance sheets.

Development

The Company provides development related management services to affiliates and third parties, which include ground-up development and repositioning of real estate assets, the build-out of tenant space, the renovation of hospitality, residential, and commercial real estate, and general real estate repair and maintenance services.
During the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $1.5 million, respectively, and during the three and nine months ended September 30, 2022, the Company recognized $0.8 million and $1.8 million, respectively, of development revenue from related parties, which are included in transaction and advisory fees on the accompanying condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, amounts due to the Company from related parties for development services were $1.1 million and $1.0 million, respectively, which are included in due from related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Brokerage

The Company provides real estate brokerage services related to the purchase and sale of residential and commercial properties owned by the funds which we manage. During the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $0.5 million, respectively and during the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $0.6 million, respectively, of brokerage commission revenue from related parties, which are included in transaction and advisory fees on the accompanying condensed consolidated statements of operations. There were no brokerage commissions due from related parties as of September 30, 2023 and December 31, 2022.

Notes Receivable

The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

The following table summarizes the notes payable – related parties as of September 30, 2023 and December 31, 2022 (in thousands):

Notes Receivable - Related Parties	September 30, 2023	December 31, 2022	Interest Rate (1)	Maturity Date (1)
Olathe Behavioral Health	$25	$—	12.00%	January 2024
DFW Behavioral Health LLC	25	—	14.00%	May 2025
Total Notes Receivable - Related Parties	$50	$—
__________________________________
(1) As of September 30, 2023.

During the three and nine months ended September 30, 2023, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of September 30, 2023.

Notes Payable

The Company entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty.
The following table summarizes the notes payable – related parties as of September 30, 2023 and December 31, 2022 (in thousands):

Notes Payable - Related Parties	September 30, 2023	December 31, 2022	Interest Rate (1)	Maturity Date (1)
Caliber Residential Advantage Fund, LP	$—	$365	7.50%	May 2024
Caliber Tax Advantaged Opportunity Fund II, LLC (2)	—	—	12.00%	January 2024
Total Notes Payable - Related Parties	$—	$365
__________________________________
(1) As of September 30, 2023.
(2) The Company entered into a $4.0 million unsecured promissory note with a related party and subsequently repaid the note during the nine months ended September 30, 2023.

During each of the three and nine months ended September 30, 2023, the Company incurred an immaterial amount of interest expense in connection with the notes payable – related parties and during each of the three and nine months ended September 30, 2022, the Company incurred an immaterial of interest expense in connection with the notes payable – related parties, which is included in interest expense on the accompanying condensed consolidated statements of operations. There was an no interest payable due to related parties as of September 30, 2023 and December 31, 2022.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other

In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of September 30, 2023 and December 31, 2022, other amounts due from related parties were $0.5 million and $1.9 million, respectively. As of September 30, 2023 and December 31, 2022, other amounts due to related parties were $0.1 million and $0.2 million, respectively, which are included in due to related parties on the accompanying condensed consolidated balance sheets.

Related Party Transactions of the Consolidated Funds

Notes Receivable

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

Notes Receivable - Related Parties		September 30, 2023	December 31, 2022	Interest Rate(1)	Maturity Date(1)
SF Alaska, LP		$13,759	$11,671	12.00%	May 2024
The Ketch, LLC		6,682	5,152	12.00%	May 2024
Caliber Hospitality LP (Tucson East)	(2)	—	3,780	12.00%	May 2024
J-25 Development Group, LLC		4,662	3,794	12.00%	May 2024
Caliber Diversified Opportunity Fund II, LP		491	449	12.00%	March 2024
Encore, LLC		1,083	1,014	12.00%	December 2024
Ridge II, LLC		1,318	845	12.00%	December 2024
Southridge, LLC		1,321	—	13.00%	July 2025
Ironwood, LLC		1,868	1,524	13.00%	September 2025
Total Notes Receivable - Related Parties		$31,184	$28,229
__________________________________
(1) As of September 30, 2023.
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

During the three and nine months ended September 30, 2023, the consolidated fund earned $0.9 million and $2.7 million, respectively, and during the three and nine months ended September 30, 2022, the consolidated fund earned $0.8 million and $2.1 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. No interest was due to the Company as of September 30, 2023 and December 31, 2022.
Notes Payable

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes payable – related parties consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable - Related Parties	September 30, 2023	December 31, 2022	Interest Rate(1)	Maturity Date(1)
Roosevelt III HOLDCO, LLC	$—	$2,748	12.00%	May 2023
CDIF, LLC	—	1,725	12.00%	May 2024
Caliber Tax Advantaged Opportunity Zone Fund, LP	2,690	2,500	8.50%	June 2025
Caliber Tax Advantaged Opportunity Zone Fund, LP	5,109	—	12.00%	January 2024
Caliber Tax Advantaged Opportunity Zone Fund II, LP	5,000	—	12.00%	March 2024
Total Notes Payable - Related Parties	$12,799	$6,973
__________________________________
(1) As of September 30, 2023.

During the three and nine months ended September 30, 2023, the consolidated funds incurred $0.3 million and $0.8 million, respectively, and during the three and nine months ended September 30, 2022, the consolidated funds incurred $0.2 million and $0.7 million, respectively of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there was $0.2 million and $0.1 million, respectively, of interest expense payable which is included in due to related parties on the accompanying condensed consolidated balance sheets. Management expects to extend these notes at maturity.

Other

In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of September 30, 2023 and December 31, 2022, there were an immaterial amount of other amounts due from related parties. As of September 30, 2023 and December 31, 2022, there were no other amounts due to related parties.

Note 6 – Notes Payable

Notes Payable of the Company

Notes payable consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

Notes Payable	September 30, 2023	December 31, 2022	Interest Rate (1)	Maturity Date (1)
Corporate notes	$36,879	$13,279	10.00% - 12.00%	December 2023 - March 2025
Convertible corporate notes	1,324	1,374	8.25%	April 2024
Real estate loans (2)	16,279	—	4.30%	November 2029
Total notes payable	54,482	14,653
Deferred financing costs, net	(228)	—
Total notes payable, net	$54,254	$14,653
__________________________________
(1) As of September 30, 2023.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
term and may be extended upon the mutual agreement of the lender and the borrower. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term.

As of September 30, 2023, there were 226 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with weighted average interest rate of 11.42%, and maturity dates ranging from December 2023 to March 2025. During the nine months ended September 30, 2023, there were no conversions of debt into common stock.

As of December 31, 2022, there were 124 individual corporate notes outstanding, with an average outstanding principal balance of $0.1 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 10.19%, and maturity dates ranging from April 2023 to June 2024.

The Company has issued corporate notes with a conversion feature. The conversion price is $7.57 per share of common stock. The holders of the convertible corporate notes can elect to convert all or any portion of the balance at any time. As of September 30, 2023 and December 31, 2022, the value of the conversion feature was zero.

Future Minimum Payments

The following table summarizes the scheduled principal repayments of our indebtedness as of September 30, 2023 (in thousands):

Year	Amount
October 1, 2023 - December 31, 2023	$405
2024	38,043
2025	391
2026	304
2027	317
Thereafter	15,022
Total	$54,482
Deferred Financing Costs

Amortization of deferred financing costs for the Company was an immaterial amount and there were no deferred financing cost write-offs during the three and nine months ended September 30, 2023. There were no deferred financing costs or related amortization as of or during the three and nine months ended September 30, 2022, respectively.

Notes Payable of the Consolidated Funds

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes payable of the consolidated funds consisted of the following as of September 30, 2023 and December 31, 2022, respectively (in thousands):

Notes Payable	September 30, 2023		December 31, 2022	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Hampton Inn & Suites Hotel	$5,990		$6,136	6.12%	July 2025
Four Points by Sheraton Hotel (2)	11,000		11,000	18.00%	September 2023
Holiday Inn Ocotillo Hotel	9,250		9,250	11.33%	November 2023
Airport Hotel Portfolio	55,317		56,470	13.75%	January 2025
DoubleTree by Hilton Tucson Convention Center	18,531		18,856	4.22%	August 2027
Hilton Tucson East	11,952	(3)	—	6.25%	November 2025
DT Mesa Holdco II, LLC	3,000		3,000	7.45%	November 2023
Circle Lofts, LLC	4,833		4,889	9.00%	August 2050
Northsight Crossings AZ, LLC	14,027		14,320	3.75%	February 2029
Southpointe Fundco, LLC	1,050		1,050	11.99%	December 2023
West Frontier Holdco, LLC	4,518	(4)	—	6.35%	February 2038
Total Real Estate Loans	139,468		124,971
Revolving line of credit	4,480		4,500	8.75%	October 2024
Member notes	5,600		5,025	10.00%	June 2025
Economic injury disaster and other loans	500		450	3.75% - 12.05%	March 2024 - June 2050
Total notes payable	150,048		134,946
Deferred financing costs, net	(2,269)		(690)
Total notes payable, net	$147,779		$134,256
__________________________________
(1) As of September 30, 2023.
(2) During the nine months ended September 30, 2023, the hotel ceased operations as the Company is converting the property into a multi-family residential assets.
(3) In March 2023, the asset was contributed to Caliber Hospitality, LP and the fund was consolidated because the Company was determined to be the primary beneficiary as we have the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which is significant to Caliber Hospitality, LP and the Caliber Hospitality Trust.
(4)    In March 2023, the fund was consolidated as the Company was determined to be the primary beneficiary as we have the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund.

Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of September 30, 2023.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Four Points by Sheraton Hotel

In June 2018, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Phoenix, Arizona. The loan requires monthly interest-only payments until maturity. The loan is guaranteed by the Company and matured in September 2023. Per the terms of this agreement, the interest rate on the loan is equal to US Prime Rate plus 2.25%, with a floor rate of 9.65%, until August 31, 2023, at which time, the interest rate increases to 18% until the loan is paid in full or replaced with construction financing from the lender. The lender has not called the loan as of November 9, 2023 and the consolidated fund is current on monthly interest payments. The Company is negotiating a construction loan and expects to repay the loan upon execution of the construction loan.

Holiday Inn Ocotillo Hotel

In July 2018, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Chandler, Arizona. The loan requires monthly interest-only payments. The interest rate on the loan is equal to 1-month LIBOR plus 6.00%, with a floor rate of 11.00% until maturity in May 2023. In May 2023, the loan agreement was amended and restated with the lender, extending the maturity date to November 2023 and amending the interest rate to SOFR plus 600 basis points, with a floor rate of 11.00%. The loan is guaranteed by the Company. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 1, 2024.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DT Mesa Holdco II, LLC

In November 2019, the consolidated fund entered into a loan agreement which is secured by the deed of trust of a commercial building in Mesa, Arizona. The loan requires interest-only payments until maturity and the terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. In December 2022, the terms of the loan agreement were renegotiated, extending the maturity date of the loan to November 2023 and amending the interest rate to the greater of (i) the federal home loan bank rate plus 2.75%% or (ii) 6.50%. The loan is guaranteed by the Company. As of September 30, 2023 and December 31, 2022, the consolidated fund was not in compliance with its debt service coverage ratio requirement based on the operation of the related property. Per the loan agreement, the lender is entitled to declare an event of default unless the Company agrees to partially repay the loan in an amount and on terms satisfactory to the lender. The Company has been in communication with the lender to negotiate an agreement to mitigate any event of default. There can be no assurance, the management believes we will be able to come to an agreement with the lender in order to mitigate any defaults. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 7, 2024.

Circle Lofts, LLC

In July 2020, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a multi-family property located in Scottsdale, Arizona. The loan bears interest at a fixed annual rate of 5.25% until August 1, 2023. On August 1, 2023 and each six months thereafter until the maturity date in August 2050, the interest rate will be adjusted to a rate which is equal to the sum of the six-month LIBOR plus 3.75%. The loan required interest-only payments until July 2021 and principal and interest payments thereafter until maturity. The loan amount may be prepaid prior to maturity subject to certain conditions and terms outlined in the agreement which defines the schedule of prepayment premiums based on the timing of the exercise of this option. The loan is guaranteed by individuals who are affiliates of the Company. In October 2023, the consolidated fund paid the loan amount outstanding in full.

In October 2023, the consolidated fund entered into a $6.3 million loan agreement which is secured by a deed of trust and assignment of leases and rents of a multi-family property located in Scottsdale, Arizona. Per the terms of the loan agreement, the loan has a fixed interest rate of 7.42% and requires interest-only payments until maturity in November 2028. The terms of the loan allow the prepayment of the outstanding balance prior to the maturity date, subject to certain conditions, terms and fees outlined in the loan agreement. The loan is guaranteed by individuals who are affiliates of the Company.

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

Revolving Line of Credit

In August 2019, a consolidated fund entered into a revolving line of credit (“LOC”) with a maximum borrowing amount of $4.5 million. The LOC is secured by the consolidated fund’s assets and is guaranteed by the Company. The LOC has a variable interest rate equal to the greater of (i) Wall Street Journal Prime Rate plus 0.25% per annum or (ii) 4.75%, resulting in a rate of 8.75% as of September 30, 2023. The Company is required to pay a fee of 0.20% of the unused revolving balance. In August 2023, the agreement was amended extending the maturity date of the LOC to October 2024 and removing certain restrictive covenants. The terms of the LOC include certain financial covenants and as of September 30, 2023, the consolidated fund was in compliance with all such covenants.

Member Notes

During 2022 and the nine months ended September 30, 2023, the consolidated fund, Southpointe Fundco, LLC, entered into 10.0% unsecured promissory notes with individual investors. The notes mature in June 2025 and may be extended up to two additional 12-month periods by the fund manager. The notes require quarterly interest-only payments. The terms of the notes allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty.

Economic Injury Disaster Loans

In June 2020, the consolidated funds were granted Economic Injury Disaster Loans, which are secured by the assets of the respective funds and have a fixed interest rate of 3.75 % and mature in June 2050. At each of September 30, 2023 and December 31, 2022, the outstanding principal balance was $0.5 million. Fixed monthly installment payments began in December 2022 with payments applied first to accrued interest and then the balance, if any, will be applied to principal outstanding. The loans allow for prepayment of principal plus accrued interest prior to maturity. The loan agreements contain certain usual and customary restrictions and covenants relating to, among other things, insurance, and other indebtedness. In addition, the terms of the loans include a cross-default provision whereby the Small Business Administration may, in its discretion, without notice or demand require immediate payment of all amounts outstanding under the loans.

Future Debt Maturities

As of September 30, 2023, the future aggregate principal repayments due on the Company’s notes payable are as follows (in thousands):

Year	Amount
October 1, 2023 - December 31, 2023	$24,653
2024	5,830
2025	79,328
2026	1,043
2027	17,561
Thereafter	21,633
Total	$150,048

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs

Amortization of deferred financing costs was $0.4 million and $1.1 million during the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2022, respectively. There were no deferred financing cost write-offs during the three and nine months ended September 30, 2023. There was $0.1 million of deferred financing cost write-offs during the three and nine months ended September 30, 2022.

Note 8 – Leases

Lessor - Company

Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property, which was acquired in January 2023. As of September 30, 2023, the leases have non-cancelable remaining lease terms from 1.4 years to 3.6 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of September 30, 2023, the Company does not have any material related party leases as a lessor. During the three and nine months ended September 30, 2023, there was $0.5 million and $1.2 million of fixed rental revenue, respectively, which is included in other income (loss), net on the accompanying condensed consolidated statements of operations. During both of the three and nine months ended September 30, 2023, there was an immaterial amount of variable rental revenue, , which is included in other income (loss), net on the accompanying condensed consolidated statements of operations. The Company had no rental revenue for the three and nine months ended September 30, 2022. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of September 30, 2023 are as follows (in thousands):

Year	Amount
October 1, 2023 - December 31, 2023	$340
2024	1,359
2025	977
2026	679
2027	206
Thereafter	—
Total	$3,561

Lessor - Consolidated Funds

Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of three multi-family residential properties, including GC Square Apartments, which was sold in March 2022, and two commercial properties. As of September 30, 2023, the leases have non-cancelable remaining lease terms from 0.1 years to 10.4 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of September 30, 2023, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed	$1,030	$653	$3,014	$2,389
Variable	146	129	493	379
Total	$1,176	$782	$3,507	$2,768

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of September 30, 2023 are as follows (in thousands):

Year	Amount
October 1, 2023 - December 31, 2023	$1,834
2024	2,843
2025	2,135
2026	2,010
2027	1,696
Thereafter	5,258
Total	$15,776

Note 9 – Other Liabilities

Other Liabilities of the Company

Other liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Below market leases, net	$238	$—
Tenant improvement allowance	100	—
Deposits (1)	120	23
Other	77	41
Total other liabilities	$535	$64
_________________________________
(1) Includes tenant security deposits.

Other Liabilities of the Consolidated Funds

Other liabilities of the consolidated funds consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Advance key money, net	$844	$900
Deposits (1)	777	710
Sales tax payable	636	566
Below market leases, net	361	461
Other	369	393
Total other liabilities	$2,987	$3,030
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures

Supplemental cash flow information consisted of the following for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the nine months ended September 30, 2023 and 2022, respectively	$3,479	$978
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $31 and $10 for the nine months ended September 30, 2023 and 2022, respectively	10,493	7,245

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Real estate investments moved from held for sale	—	1,703
Accounts receivable - related party eliminated in consolidation of VIEs	1,853	—
Extinguishment of operating lease right-of-use assets	1,059	—
Extinguishment of operating lease liabilities	1,340	—
Cost of real estate investments included in accounts payable	14	—
Issuance of common stock in connection with legal settlement	—	3,200
Issuance of common stock in lieu of cash payment for accounts payable	—	100
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Real estate investments moved to held for sale	—	21,282
Note receivable eliminated in consolidation	2,946	—
Cost of real estate investments included in accounts payable	738	76
Cost of real estate investments included in due to related parties	185	181
Consolidation of VIEs
Real estate investments, net	86,402	—
Accounts receivable, net	4,348	—
Due from related parties	2	—
Operating lease - right of use assets	8,775	—
Prepaid and other assets	2,042	568
Notes payable, net	80,449	—
Notes payable - related parties	6,589	—
Accounts payable and accrued expenses	8,148	130
Due to related parties	28	—
Operating lease liabilities	12,441	—
Other liabilities	2,158	688
Noncontrolling interests	33,732	1,972
Deconsolidation of VIEs
Real estate investments, net	74,061	15,905
Accounts receivable, net	3,609	2
Operating lease - right of use assets	8,775	—
Prepaid and other assets	1,634	53
Due from related parties	2	—
Due to related parties	28	791
Notes payable, net	68,500	16,953
Notes payable - related parties	1,777	1,615
Accounts payable and accrued expenses	7,038	298
Operating lease liabilities	12,441	—
Other liabilities	1,928	4
Noncontrolling interests	21,957	2,882

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

Caliber Tax Advantaged Opportunity Fund LP

Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of September 30, 2023 and December 31, 2022, the Company estimated fair value of CTAF was greater than the 6% IRR for the limited partners.

Buyback Program

In September 2018, the Company agreed to repurchase 3,709,693 shares (“Buyback Program”) owned by one of its non-participating founders for $4.54 per share of common stock in exchange for an amendment to such non-participating founder’s shareholder voting rights and other Company protections. Due to the length of time of the liability, the Company recorded a liability of $13.6 million and a corresponding reduction to equity in treasury stock at the inception of the Buyback Program using a present value discount rate of 10.00%. As of December 31, 2022, remaining number of shares to be repurchased was 3,432,351 and the balance of the liability was $12.4 million, which is included in buyback obligation on the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2023, the Company repurchased 41,615 shares of Class A common stock pursuant to the Buyback Program and on May 19, 2023, the Company’s Class A common stock began trading on the NASDAQ Capital Market, at which point the buyback obligation was relieved and no further amounts were due under the Buyback Program.

Commitments and Contingencies of the Consolidated Funds

Franchise Agreements and Advance Key Money

The consolidated hospitality funds are parties to various franchise agreements where, pursuant to the respective agreements, the respective fund is required to pay monthly fees, generally consisting of royalty, service contribution, technology, program and/or marketing fees. The franchise agreements expire on various dates from June 2025 through August 2033. The consolidated funds recognized total franchise fees of $0.8 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $2.8 million for the three and nine months ended September 30, 2022, respectively.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company considered the two-class method in calculating the basic and diluted earnings per share, however, it was determined that there was no impact to the calculation of basic and diluted net income (loss) per share attributable to common stockholders as Class A and Class B common stock share in the same earnings and profits, thus, having no impact on the calculation.

The Company has calculated the basic and diluted earnings per share during the three and nine months ended September 30, 2023 and 2022 as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to CaliberCos Inc.	$(3,409)	$4,400	$(10,342)	$4,489
Convertible debt interest	15	(23)	16	67
Net (loss) income attributable to common shareholders of CaliberCos Inc.	$(3,394)	$4,377	$(10,326)	$4,556
Denominator:
Weighted average shares outstanding – basic	21,238	18,229	19,688	18,033
Dilutive shares – options, net	—	1,663	—	1,663
Dilutive shares – convertible debt, net	—	182	—	182
Weighted average shares outstanding – diluted	21,238	20,074	19,688	19,878

Basic net (loss) income per share attributable to common shareholders	$(0.16)	$0.24	$(0.53)	$0.25
Diluted net (loss) income per share attributable to common shareholders	$(0.16)	$0.22	$(0.53)	$0.23

The number of antidilutive shares consisted of the potential exercise of stock options and potential conversion of convertible debt. The following table summarizes these potential exercises and conversions during the three and nine months ended September 30, 2023 and 2022, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Additional common shares, if stock options were exercised	2,129	—	2,133	—
Additional common shares, if convertible debt were converted	175	—	175	—
	2,304	—	2,308	—	(1)
______________________________
(1) There were no antidilutive shares for the three and nine months ended September 30, 2022.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s real estate loan was determined by management based on a discounted future cash-flow model. As of September 30, 2023 the Company’s real estate loan had a carrying value of $16.3 million and a fair value of $9.3 million.

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

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt, advance key money, and interest rate caps have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate debt and advance key money as of September 30, 2023 and December 31, 2022 approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the instruments below were determined by management based on a discounted future cash-flow model (in thousands).

	September 30, 2023		December 31, 2022
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Hampton Inn & Suites Hotel	$5,990	$4,694	$6,136	$4,594
Northsight Crossing AZ, LLC	14,027	9,960	14,319	9,302
Southpointe Fundco, LLC	1,050	1,050	1,050	1,004
Circle Lofts, LLC	4,833	1,757	4,889	1,915
Tucson East, LLC	11,952	11,015	—	—
West Frontier, LLC	4,518	3,788	—	—

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

Derivatives Designated as Hedging Instruments

As of September 30, 2023 and December 31, 2022, the Company did not have any derivatives designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments

The consolidated funds have entered into interest rate caps and swaps. The following table summarizes the consolidated funds non-designated derivatives as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2023		December 31, 2022
Type of Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest rate swap	1	$18,531	1	$18,856
Interest rate cap	1	55,000	—	—
Total		$73,531		$18,856

The following table presents the fair value of the consolidated funds’ non-designated derivatives, as well as their classification on the condensed consolidated balance sheets, as of September 30, 2023 and December 31, 2022 (in thousands):

Type of Derivative	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swap	Consolidated funds - Prepaid and other assets	$1,776	$1,646
Interest rate cap	Consolidated funds - Prepaid and other assets	69	—
Total		$1,845	$1,646

The following table presents the gain or loss recognized in consolidated funds - hospitality expenses in the condensed consolidated statements of operations for three and nine months ended September 30, 2023 and 2022 (in thousands):

Type of Derivative	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Interest rate swap	Consolidated funds - hospitality expenses	$148	$—	$130	$—
Interest rate cap	Consolidated funds - hospitality expenses	(64)	—	(16)	—
Total		$84	$—	$114	$—

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables present the revenues and net income (loss) of each of our reportable segments for the three and nine months ended September 30, 2023 and 2022 (in thousands). Consolidated fund revenues and consolidated fund net income (loss) are presented in order to meet the U.S. GAAP requirement to reconcile the total segment revenues to total revenues on the condensed consolidated statement of operations which includes consolidated fund revenues. Interest income, interest expense, depreciation and amortization expense, and other income (expenses), net are excluded from our segment presentation as these amounts are immaterial.

	Three Months Ended September 30, 2023
	Real Estate Services				Non-Controlling Interests - Consolidated Funds	Intercompany Eliminations & Equity in Income
	Fund Management	Development	Brokerage	Segment Total				CaliberCos Inc. & Subsidiaries
Revenues(1)
Asset management fees	$2,428	$—	$—	$2,428	$—	$(1,155)		$1,273
Performance allocations	24	—	—	24	—	12		36
Transaction and advisory fees	560	516	200	1,276	—	(233)		1,043
Consolidated funds – hospitality revenue	—	—	—	—	12,526	—		12,526
Consolidated funds – other revenue	—	—	—	—	2,147	—		2,147
Total revenues	3,012	516	200	3,728	14,673	(1,376)		17,025
Net (loss) income	$(3,395)	$44	$(15)	$(3,366)	$(6,854)	$(2,002)	(2)	$(12,222)
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2023
	Real Estate Services				Non-Controlling Interests - Consolidated Funds	Intercompany Eliminations & Equity in Income
	Fund Management	Development	Brokerage	Segment Total				CaliberCos Inc. & Subsidiaries
Revenues(1)
Asset management fees	$7,093	$—	$—	$7,093	$—	$(3,309)		$3,784
Performance allocations	2,474	—	—	2,474	—	—		2,474
Transaction and advisory fees	1,123	2,128	633	3,884	—	(1,422)		2,462
Consolidated funds – hospitality revenue	—	—	—	—	52,008	—		52,008
Consolidated funds – other revenue	—	—	—	—	6,264	—		6,264
Total revenues	10,690	2,128	633	13,451	58,272	(4,731)		66,992
Net (loss) income	$(10,292)	$614	$(162)	$(9,840)	$(8,161)	$(5,506)	(2)	$(23,507)
__________________________________
(1) For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.
(2) This amount eliminates the intercompany fees and expenses of CaliberCos Inc. and its wholly-owned subsidiaries and our consolidated funds.

	Three Months Ended September 30, 2022
	Real Estate Services				Non-Controlling Interests - Consolidated Funds	Intercompany Eliminations & Equity in Income
	Fund Management	Development	Brokerage	Segment Total				CaliberCos Inc. & Subsidiaries
Revenues(1)
Asset management fees	$1,927	$—	$—	$1,927	$—	$(945)		$982
Performance allocations	103	—	—	103	—	—		103
Transaction and advisory fees	5,008	1,182	179	6,369	—	(479)		5,890
Consolidated funds – hospitality revenue	—	—	—	—	10,988	—		10,988
Consolidated funds – other revenue	—	—	—	—	1,543	—		1,543
Total revenues	7,038	1,182	179	8,399	12,531	(1,424)		19,506
Net (loss) income	$4,099	$817	$138	$5,054	$(4,106)	$(1,615)	(2)	$(667)
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2022
	Real Estate Services				Non-Controlling Interests - Consolidated Funds	Intercompany Eliminations & Equity in Income
	Fund Management	Development	Brokerage	Segment Total				CaliberCos Inc. & Subsidiaries
Revenues(1)
Asset management fees	$6,095	$—	$—	$6,095	$—	$(3,047)		$3,048
Performance allocations	2,508	—	—	2,508	—	—		2,508
Transaction and advisory fees	6,276	2,596	1,221	10,093	—	(1,832)		8,261
Consolidated funds – hospitality revenue	—	—	—	—	43,801	—		43,801
Consolidated funds – other revenue	—	—	—	—	4,871	—		4,871
Total revenues	14,879	2,596	1,221	18,696	48,672	(4,879)		62,489
Net (loss) income	$2,242	$1,576	$840	$4,658	$19,270	$(4,878)	(2)	$19,050
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

Note 16 – Subsequent Events

Management has evaluated events and transactions that occurred after September 30, 2023 through November 9, 2023, the date these condensed consolidated financial statement were available to be issued. In addition to those matters discussed in Note 6 – Notes Payable, the following is a summary of the significant events and transactions that took place during this period:

•On October 13, 2023, Northsight Crossing AZ, LLC, a Caliber co-sponsored single asset syndication, sold Northsight Crossing for $27.4 million, resulting in cash proceeds of approximately $12.2 million, net of loan repayment, closing costs and fees, a gain on the sale of real estate of approximately $5.0 million, and a loss on the extinguishment of debt of approximately $0.2 million. The property was purchased in January 2022 for $21.1 million.

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

We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects we are planning to build on undeveloped land and projects to be built and constructed on undeveloped lands which are not yet owned by our funds but are under contract to purchase. Completing these development activities may ultimately result in income-producing assets, assets we can sell to third parties, or both. As of September 30, 2023, we are actively developing 2,460 multifamily units, 2,300 single family units, 2.5 million square feet of commercial and industrial, and 1.3 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects, is $2.2 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that assets under development will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding, which may not be available.

Brokerage — This segment is involved in the buying, selling and leasing of all our funds’ assets. For the three and nine months ended September 30, 2023, our brokerage segment completed approximately $6.0 million and $16.8 million, respectively, in transactions generating $0.1 million and $0.4 million of brokerage fees, respectively. For the three and nine months ended September 30, 2022, our brokerage segment completed approximately $2.2 million and $63.1 million, respectively, in transactions generating $0.1 million and $0.9 million of brokerage fees, respectively.

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

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through September 30, 2023 of approximately $650.5 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that Caliber manages throughout the deal cycle will continue to offer an attractive value proposition to investors.

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

Regional conflicts and instability, such as those in Israel and Ukraine, can have significant impacts on global markets and economies and investor perception and tolerance for risk. These conflicts could lead to increased volatility in financial markets, disrupt supply chains, and change investor appetite for investments in alternative assets.

Business Environment

Global markets are experiencing significant volatility driven by concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.7% in September 2023. As a result, from January 1, 2022 through September 20, 2023, the Federal Reserve increased the federal funds rate by 525 basis points and has indicated its intention to continue to increase interest rates in an effort to combat inflation. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for Caliber’s funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to Caliber’s early years of operations. In both a buyer’s market and a stressed or distressed market, Caliber expects its business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows Caliber to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table and discussion provide insight into our condensed consolidated results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Asset management fees	$1,273	$982	$291	29.6%
Performance allocations	36	103	(67)	(65.0)%
Transaction and advisory fees	1,043	5,890	(4,847)	(82.3)%
Consolidated funds – hospitality revenue	12,526	10,988	1,538	14.0%
Consolidated funds – other revenue	2,147	1,543	604	39.1%
Total revenues	17,025	19,506	(2,481)	(12.7)%

Expenses
Operating costs	4,881	3,203	1,678	52.4%
General and administrative	1,672	1,252	420	33.5%
Marketing and advertising	210	288	(78)	(27.1)%
Depreciation and amortization	140	7	133	1,900.0%
Consolidated fund expenses – hospitality expenses	18,644	14,960	3,684	24.6%
Consolidated fund expenses – other expenses	2,883	1,677	1,206	71.9%
Total expenses	28,430	21,387	7,043	32.9%

Other income (expense), net	414	25	389	1,556.0%
Gain on extinguishment of debt	—	1,421	(1,421)	(100.0)%
Interest income	85	109	(24)	(22.0)%
Interest expense	(1,316)	(341)	(975)	285.9%
Net income loss income taxes	(12,222)	(667)	(11,555)	1,732.4%
Provision for income taxes	—	—	—	0.0%
Net loss	(12,222)	(667)	(11,555)	1,732.4%
Net loss attributable to noncontrolling interests	(8,813)	(5,067)	(3,746)	73.9%
Net (loss) attributable to CaliberCos Inc.	$(3,409)	$4,400	$(7,809)	(177.5)%

For the three months ended September 30, 2023 and 2022, total revenues were $17.0 million and $19.5 million, respectively, representing a period-over-period decrease of 12.7%. This decrease was primarily due to a decrease of $4.8 million in consolidated transaction and advisory fees, representing a period-over-period decrease of 82.3%, due to $4.4 million of organization and offering fees earned for services performed in conjunction with the formation of Caliber Tax Advantaged Opportunity Zone Fund II, LLC during the three months ended September 30, 2022, offset by an increase in consolidated fund revenues, primarily from Hilton Tucson East which was consolidated during the three months ended March 31, 2023. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the three months ended September 30, 2023 and 2022, total expenses were $28.4 million and $21.4 million, respectively, representing a period-over-period increase of 32.9%. The increase was primarily due to an increase in consolidated fund related expenses from Hilton Tucson East, which was consolidated during the three months ended March 31, 2023, and rising labor costs and variable costs associated with increased revenue, such as management and franchise fees and loyalty program costs. In addition, the increase in operating costs was primarily due to an increase in payroll costs related to increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service.

For the three months ended September 30, 2023 and 2022, interest expense was $1.3 million and $0.3 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the three months ended September 30, 2023, as compared to the same period in 2022.

Segment Analysis

The following discussion is specific to our various segments for the three months ended September 30, 2023 and 2022. Our segment information is presented in a format consistent with the information senior management uses to make operating decisions, assess performance and allocate resources.

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

Fund Management

The following table presents our results of operations for our Fund Management segment (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Asset management fees	$2,428	$1,927	$501	26.0%
Performance allocations	24	103	(79)	(76.7)%
Transaction and advisory fees	560	5,008	(4,448)	(88.8)%
Total revenues	3,012	7,038	(4,026)	(57.2)%
Expenses
Operating costs	4,228	2,661	1,567	58.9%
General and administrative	1,549	1,184	365	30.8%
Marketing and advertising	208	287	(79)	(27.5)%
Depreciation and amortization	34	7	27	385.7%
Total expenses	6,019	4,139	1,880	45.4%

Other expense, net	11	(3)	14	(466.7)%
Gain on extinguishment of debt	—	1,421	(1,421)	(100.0)%
Interest expense	(1,128)	(326)	(802)	246.0%
Interest income	729	108	621	575.0%
Net (loss) income	$(3,395)	$4,099	$(7,494)	(182.8)%

For the three months ended September 30, 2023 and 2022, transaction and advisory fees were $0.6 million and $5.0 million, respectively, representing a period-over-period decrease of 88.8%. The decrease was primarily related to $4.4 million of organization and offering fees earned for services performed in conjunction with the formation of Caliber Tax Advantaged Opportunity Zone Fund II, LLC during the three months ended September 30, 2022, compared to $0.4 million of such fees earned during the three months ended September 30, 2023, offset by an increase in fund administration fees for the three months ended September 30, 2023 as compared to the same period in 2022.

For the three months ended September 30, 2023 and 2022, total expenses were $6.0 million and $4.1 million, respectively, representing a period-over-period increase of 45.4%. The increase was primarily due to an increase in operating costs from additional payroll associated with increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service.

For the three months ended September 30, 2023 and 2022, interest expense was $1.1 million and $0.3 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the three months ended September 30, 2023, as compared to the same period in 2022.

For the three months ended September 30, 2023, interest income was $0.7 million, which represents the interest earned on various related party notes receivable that were entered into subsequent to June 30, 2022.

Development

The following table presents our results of operations for our Development segment (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Transaction and advisory fees	$516	$1,182	$(666)	(56.3)%
Total revenues	516	1,182	(666)	(56.3)%
Expenses
Operating costs	394	321	73	22.7%
General and administrative	78	45	33	73.3%
Depreciation and amortization	—	8	(8)	(100.0)%
Total expenses	472	374	98	26.2%

Other income, net	—	9	(9)	(100.0)%
Net income	$44	$817	$(773)	(94.6)%

For the three months ended September 30, 2023 and 2022, transaction and advisory fees were $0.5 million and $1.2 million, respectively, representing a period-over-period decrease of 56.3%. The decrease is primarily due to a decrease in development fees related to one commercial development project in Arizona during the three months ended September 30, 2023, as compared to the same period in 2022.

Brokerage

The following table presents our results of operations for our Brokerage segment (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Transaction and advisory fees	$200	$179	$21	11.7%
Total revenues	200	179	21	11.7%
Expenses
Operating costs	102	31	71	229.0%
General and administrative	24	23	1	4.3%
Depreciation and amortization	39	—	39	100.0%
Total expenses	165	54	111	205.6%

Other income, net	138	28	110	392.9%
Interest expense	(189)	(15)	(174)	1160.0%
Interest income	1	—	1	100.0%
Net (loss) income	$(15)	$138	$(153)	(110.9)%

Operating costs, primarily related to repairs and maintenance, depreciation expense and other income, net, which includes rental revenue, increased due to the acquisition of the Company’s headquarters office building in 2023. Interest expense increased due to the note assumed in conjunction with the headquarters office building acquisition.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table and discussion provide insight into our condensed consolidated results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Asset management fees	$3,784	$3,048	$736	24.1%
Performance allocations	2,474	2,508	(34)	(1.4)%
Transaction and advisory fees	2,462	8,261	(5,799)	(70.2)%
Consolidated funds – hospitality revenue	52,008	43,801	8,207	18.7%
Consolidated funds – other revenue	6,264	4,871	1,393	28.6%
Total revenues	66,992	62,489	4,503	7.2%

Expenses
Operating costs	16,205	8,421	7,784	92.4%
General and administrative	4,914	5,389	(475)	(8.8)%
Marketing and advertising	888	1,293	(405)	(31.3)%
Depreciation and amortization	409	23	386	1678.3%
Consolidated fund expenses – hospitality expenses	59,676	44,786	14,890	33.2%
Consolidated fund expenses – other expenses	6,757	6,146	611	9.9%
Total expenses	88,849	66,058	22,791	34.5%

Consolidated funds – gain on sale of real estate investments	—	21,530	(21,530)	(100.0)%

Other income, net	1,479	241	1,238	513.7%
Gain on extinguishment of debt	—	1,421	(1,421)	(100.0)%
Interest income	279	112	167	149.1%
Interest expense	(3,408)	(685)	(2,723)	397.5%
Net (loss) income before income taxes	(23,507)	19,050	(42,557)	(223.4)%
Provision for income taxes	—	—	—	0.0%
Net (loss) income	(23,507)	19,050	(42,557)	(223.4)%
Net (loss) income attributable to noncontrolling interests	(13,165)	14,561	(27,726)	(190.4)%
Net (loss) income attributable to CaliberCos Inc.	$(10,342)	$4,489	$(14,831)	(330.4)%

For the nine months ended September 30, 2023 and 2022, total revenues were $67.0 million and $62.5 million, respectively, representing a period-over-period increase of 7.2%. This increase was due to an increase in revenues in our consolidated fund hotel assets resulting from increased occupancy rates and higher average daily rates and from revenues from Hilton Tucson East which was consolidated during the nine months ended September 30, 2023, offset by a $5.1 million, or 36.9%, decrease in consolidated asset management fees, performance allocations, and transaction and advisory fees, which primarily relates to $4.4 million of organization and offering fees earned for services performed in conjunction with the formation of Caliber Tax Advantaged Opportunity Zone Fund II, LLC during the nine months ended September 30, 2023. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the nine months ended September 30, 2023 and 2022, total expenses were $88.8 million and $66.1 million, respectively, representing a period-over-period increase of 34.5%. The increase was primarily due to an increase in consolidated fund related expenses due to rising labor costs and variable costs associated with increased revenue, such as management and franchise fees and loyalty program costs, and from operating expenses from Hilton Tucson East, which was consolidated during the nine months ended September 30, 2023. In addition, there was an increase in operating costs from (i) additional payroll associated with increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service, (ii) an increase in bonus expense due to the timing of bonus accruals during the nine months ended September 30, 2023 as compared to 2022, and (iii) an increase in stock compensation expense for restricted stock units that vested upon the closing of the Company’s IPO.

For the nine months ended September 30, 2022, consolidated funds – gain on sale of real estate investments includes the gain recognized in 2022 on the sale of GC Square Apartments for $21.5 million, a multi-family property with a cost basis of $9.1 million. The sale drove the majority of our performance allocations for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023 and 2022, interest expense was $3.4 million and $0.7 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the nine months ended September 30, 2023, as compared to the same period in 2022. In addition, there was one real estate note outstanding during the nine months ended September 30, 2023 with no comparable real estate notes outstanding during the same period in 2022.

Segment Analysis

The following discussion is specific to our various segments for the nine months ended September 30, 2023 and 2022. Our segment information is presented in a format consistent with the information senior management uses to make operating decisions, assess performance and allocate resources.

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

Fund Management

The following table presents our results of operations for our Fund Management segment (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Asset management fees	$7,093	$6,095	$998	16.4%
Performance allocations	2,474	2,508	(34)	(1.4)%
Transaction and advisory fees	1,123	6,276	(5,153)	(82.1)%
Total revenues	10,690	14,879	(4,189)	(28.2)%
Expenses
Operating costs	14,235	7,045	7,190	102.1%
General and administrative	4,362	5,166	(804)	(15.6)%
Marketing and advertising	887	1,292	(405)	(31.3)%
Depreciation and amortization	90	23	67	291.3%
Total expenses	19,574	13,526	6,048	44.7%

Other income, net	12	(3)	15	(500.0)%
Gain on extinguishment of debt	—	1,421	(1,421)	(100.0)%
Interest expense	(2,898)	(640)	(2,258)	352.8%
Interest income	1,478	111	1,367	1231.5%
Net (loss) income	$(10,292)	$2,242	$(12,534)	(559.1)%

For the nine months ended September 30, 2023 and 2022, asset management fees were $7.1 million and $6.1 million, respectively, representing a period-over-period increase of 16.4%. The increase was primarily due to an increase in managed capital.

For the nine months ended September 30, 2023, performance allocations were $2.5 million, which represents the carried interest earned related to the contribution of the hospitality assets to Caliber Hospitality, LP in March 2023. For the nine months ended September 30, 2022, performance allocations were $2.5 million, which represents the carried interest earned related to the sale of the GC Square Apartments multi-family property in March 2022.

For the nine months ended September 30, 2023 and 2022, transaction and advisory fees were $1.1 million and $6.3 million, respectively, representing a period-over-period decrease of 82.1%. The decrease was primarily related to $4.4 million of organization and offering fees earned for services performed in conjunction with the formation of Caliber Tax Advantaged Opportunity Zone Fund II, LLC during the nine months ended September 30, 2023, compared to $0.4 million of such fees earned during the nine months ended September 30, 2022 and a decrease in capital raise fees.

For the nine months ended September 30, 2023 and 2022, operating costs were $14.2 million and $7.0 million, respectively, representing a period-over-period increase of 102.1%. This increase was primarily due to an increase in payroll costs related to increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service. In addition, there was an increase in bonus expense of $1.7 million due to the timing of bonus accruals during the nine months ended September 30, 2023 as compared to 2022 and an increase in stock compensation expense of $2.6 million for restricted stock units that vested upon the closing of the Company’s IPO.

For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $4.4 million and $5.2 million, respectively, representing a period-over-period decrease of 15.6%. The decrease was primarily due to a legal settlement and related legal costs incurred during the nine months ended September 30, 2022 and a decrease in accounting and other legal fees incurred during the nine months ended September 30, 2023 as compared to the same period in 2022.

For the nine months ended September 30, 2023 and 2022, interest expense, net of gain on extinguishment of debt, was $2.9 million and $0.6 million, respectively. The increase was due to the gain on extinguishment of debt recognized during the nine months ended September 30, 2022 on the forgiveness of a PPP loan of $1.4 million principal, plus accrued interest. primarily and due to the increase in corporate notes outstanding during the nine months ended September 30, 2023, as compared to the same period in 2022.

For the nine months ended September 30, 2023, interest income was $1.5 million, which represents the interest earned on various related party notes receivable. There was $0.1 million interest income for the nine months ended September 30, 2022 as the related party notes receivable were entered into subsequent to June 30, 2023.

Development

The following table presents our results of operations for our Development segment (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Transaction and advisory fees	$2,128	$2,596	$(468)	(18.0)%
Total revenues	2,128	2,596	(468)	(18.0)%
Expenses
Operating costs	1,282	1,071	211	19.7%
General and administrative	232	157	75	47.8%
Depreciation and amortization	—	8	(8)	(100.0)%
Total expenses	1,514	1,236	278	22.5%

Other income, net	—	216	(216)	(100.0)%
Net income	$614	$1,576	$(962)	(61.0)%

For the nine months ended September 30, 2023 and 2022, transaction and advisory fees were $2.1 million and $2.6 million, respectively, representing a period-over-period decrease of 18.0%. The decrease is primarily due to completing development projects in late 2022 and early 2023, offset by new development projects and increased construction activity at ongoing development projects.

Brokerage

The following table presents our results of operations for our Brokerage segment (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Transaction and advisory fees	$633	$1,221	$(588)	(48.2)%
Total revenues	633	1,221	(588)	(48.2)%
Expenses
Operating costs	395	305	90	29.5%
General and administrative	65	58	7	12.1%
Depreciation and amortization	107	—	107	100.0%
Total expenses	567	363	204	56.2%

Other income, net	282	28	254	907.1%
Interest expense	(511)	(46)	(465)	1010.9%
Interest income	1	—	1	100.0%
Net (loss) income	$(162)	$840	$(1,002)	(119.3)%

For the nine months ended September 30, 2023 and 2022, transaction and advisory fees were $0.6 million and $1.2 million, respectively. The decrease is primarily related to a decrease of brokerage transactions, which were $16.8 million during the nine months ended September 30, 2023, as compared to $63.1 million during the same period in 2022.

For the nine months ended September 30, 2023, interest expense included interest related to one real estate note outstanding during the nine months ended September 30, 2023 with no comparable real estate notes outstanding during the same period in 2022.

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

ii.Fair Value (“FV”) AUM – we define this is as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of September 30, 2023, we had total FV AUM of approximately $822.5 million.

Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital

The table below summarizes the activity of the managed capital for the nine months ended September 30, 2023 (in thousands):

Managed Capital
Balances as of December 31, 2022	$383,189
Originations	12,050
Redemptions	(2,742)
Balances as of March 31, 2023	392,497
Originations	11,227
Redemptions	(1,968)
Balances as of June 30, 2023	401,756
Originations	12,958
Redemptions	(2,268)
Balances as of September 30, 2023	$412,446

The following table summarizes managed capital for our investment fund portfolios as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Real Estate
Hospitality	$101,118	$102,071
Residential	72,501	62,819
Commercial	147,857	128,210
Total Real Estate	321,476	293,100
Credit(1)	79,758	74,766
Other(2)	11,212	15,323
Total	$412,446	$383,189
___________________________________________
(1)Credit managed capital represents loans made to Caliber’s investment funds by our diversified credit fund.
(2)Other managed capital represents undeployed capital held in our diversified funds.

Managed capital for our hospitality funds decreased by $1.0 million during the nine months ended September 30, 2023, due to the $5.0 million purchase of Caliber Hospitality Trust’s Class A non-voting preferred stock, which was offset by a $6.0 million decrease when hotel operations ceased at the Four Points by Sheraton hotel, as the Company is converting the property into a multi-family residential asset.

Managed capital for our residential investment funds increased by $9.7 million during the nine months ended September 30, 2023, due to the planned conversion of the Four Points by Sheraton hotel discussed above and $9.2 million in capital raised into our residential assets, offset by $5.5 million of redemptions by diversified funds.

Managed capital for our commercial investment funds increased $19.6 million during the nine months ended September 30, 2023, representing: (i) $6.3 million in capital raised into our commercial assets, and (ii) $13.3 million contributed by our diversified funds, to support seven commercial ground-up builds and acquisitions in Arizona. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.

During the nine months ended September 30, 2023, we raised $19.6 million of new capital into Caliber Fixed Income Fund III, LP (“CFIF III”) and deployed it into our various real estate investments, which was offset by $15.6 million of repayments of the notes receivable. We also deployed $11.1 million directly into new investments in the form of notes receivable, which was offset by $10.1 million of repayments of the notes receivable.

As of September 30, 2023, we held $11.2 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $8.0 million of undeployed cash and pursuit costs, compared to $15.3 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $12.1 million of undeployed cash and pursuit costs held as of December 31, 2022.

FV AUM

As the economy continued to recover, our FV AUM increased. The table below details the activities that had an impact on our FV AUM, during the nine months ended September 30, 2023 (in thousands).

Balances as of December 31, 2022	$745,514
Assets acquired(1)	28,604
Construction and net market appreciation	33,019
Assets sold or disposed	(5,820)
Credit(2)	4,242
Other(3)	1,360
Balances as of March 31, 2023	806,919
Assets acquired(1)	—
Construction and net market appreciation	19,095
Assets sold or disposed	(595)
Credit(2)	590
Other(3)	(703)
Balances as of June 30, 2023	825,306
Assets acquired(1)	780
Construction and net market appreciation	1,045
Assets sold or disposed	(6,025)
Credit(2)	160
Other(3)	1,204
Balances as of September 30, 2023	$822,470

The following table summarizes FV AUM of our investment fund portfolios as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Real Estate
Hospitality	$316,000	$319,300
Residential	148,600	86,900
Commercial	266,900	255,197
Total Real Estate	731,500	661,397
Credit(2)	79,758	74,766
Other(3)	11,212	9,351
Total	$822,470	$745,514
___________________________________________
(1)Assets acquired during the nine months ended September 30, 2023 include one development asset in Colorado, our headquarters office building, and two multi-family residential asset in Arizona.
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

The following table presents a reconciliation of net (loss) income to Consolidated EBITDA, Consolidated Adjusted EBITDA, and Caliber Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(12,222)	$(667)	$(23,507)	$19,050
Interest expense	1,316	342	3,408	686
Depreciation expense	140	15	409	31
Consolidated funds’ EBITDA adjustments	7,210	4,810	20,142	14,446
Consolidated EBITDA	(3,556)	4,500	452	34,213
Share buy-back	—	78	183	235
Stock-based compensation	393	170	3,017	371
Severance payments	6	—	19	—
Legal costs	—	—	—	525
Public registration costs	—	—	—	779
Consolidated Adjusted EBITDA	(3,157)	4,748	3,671	36,123
Intercompany eliminations	2,002	1,615	5,506	4,878
Non-controlling interest Adjusted EBITDA eliminations	(356)	(704)	(11,981)	(33,716)
Caliber Adjusted EBITDA	$(1,511)	$5,659	$(2,804)	$7,285

Liquidity and Capital Resources

The Company, through guarantees of loans held by its consolidated funds, has five separate loans outstanding with maturity dates within the 12-month period subsequent to when these financial statements were issued with outside lenders totaling $28.8 million at September 30, 2023. Management is actively managing the potential amendments to the applicable loan agreements to include additional extension options, pay off or refinancing of these facilities. Management believes that we will be able to come to an agreement with the respective lenders in order to mitigate any defaults or enter into new financing arrangements with third-party lenders. See Note 6 – Notes Payable for additional details. As of December 31, 2022, the Company, through guarantees of loans held by its consolidated funds, had five separate loans outstanding with maturity dates within the 12-month period subsequent to December 31, 2022 with outside lenders totaling $28.8 million.

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

Equity Financings

Since inception through September 30, 2023, we have raised approximately $39.3 million from the sale of common and convertible preferred stock to third parties and management. The funds received from the issuance of our stock sales have been used for operating expenditures and refinancing our higher interest debt.

On May 19, 2023, the Company closed its initial public offering of 1,200,000 shares of Class A common stock at a public offering price of $4.00 per share, for aggregate gross proceeds of $4.8 million before deducting underwriting discounts, commissions, and other offering expenses, at which point the buyback obligation was relieved and no further amounts are due under the Buyback Program.

Corporate Debt

As of September 30, 2023, we have issued and outstanding unsecured promissory notes of $38.2 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.42%, and maturity dates ranging from December 2023 to March 2025. The purpose of this financing program is to provide the Company with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of Caliber’s funds access to a short-term lending opportunity. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term. This outstanding debt resulted in $1.2 million and $2.9 million of interest expense for the three and nine months ended September 30, 2023.
Cash Flows Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(11,142)	$(3,816)	$(7,326)
Investing activities	(43,955)	(23,877)	(20,078)
Financing activities	57,580	29,570	28,010
Net change in cash and cash equivalents	$2,483	$1,877	$606

The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds (in thousands).

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash used in the Company’s operating activities	$(4,098)	$(3,508)	$(590)
Net cash used in the consolidated funds’ operating activities	(7,044)	(308)	(6,736)
Net cash used in provided by operating activities	(11,142)	(3,816)	(7,326)
Net cash used in the Company’s investing activities	(19,880)	(961)	(18,919)
Net cash used in the consolidated funds’ investing activities	(24,075)	(22,916)	(1,159)
Net cash used in investing activities	(43,955)	(23,877)	(20,078)
Net cash provided by the Company’s financing activities	41,627	7,320	34,307
Net cash provided by the consolidated funds’ financing activities	15,953	22,250	(6,297)
Net cash provided by financing activities	57,580	29,570	28,010
Net change in cash and cash equivalents	$2,483	$1,877	$606
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management fees, performance allocations, and transaction and advisory fees, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company increased during the nine months ended September 30, 2023 as compared to the same period in 2022 primarily related to increased interest payments related to the Company’s corporate notes. Net cash flows used in operating activities of the consolidated funds increased from the nine months ended September 30, 2023, as compared to the net cash flows provided by operating activities during the same period in 2022, was primarily due to increased interest payments related to the consolidated funds notes payable.
Investing Activities
The increase in net cash flows used in investing activities of the Company for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily relates to an increase in the acquisition of real estate assets. The increase in net cash flows used in investing activities of the consolidated funds is primarily due to a decrease in proceeds from the sale of real estate investments, offset by the increase in the acquisition of real estate assets, and the net impact of the consolidation and deconsolidation of VIEs, and a decrease in investments in real estate assets.
Financing Activities
The increase in net cash flows provided by financing activities of the Company for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to an increase of $31.8 million of net proceeds on notes payable and an increase of $2.6 million in proceeds from the issuance of common stock, net of equity issuance costs during the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in net cash flows provided by financing activities of the consolidated funds is primarily due to a decrease in the net proceeds from notes payable and notes payable – related parties of our consolidated funds of $3.1 million, an increase in deferred financing costs paid of $2.2 million, and an increase in distributions to noncontrolling interest holders of $2.0 million during the nine months ended September 30, 2023 as compared to the same period in 2022.

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

Fund Management

Asset management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. Asset management fees are recalculated for each fund on an annual basis. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time.

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

Consolidated funds – other revenue

Consolidated funds – other revenue primarily consists of rental revenue of $1.2 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.8 million for the three and nine months ended September 30, 2022, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

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

Interest Rate Risk

As of September 30, 2023, our debt included fixed-rate debt with a fair value and carrying value of $107.5 million and $123.2 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of September 30, 2023, our debt included variable-rate debt with a fair value and carrying value of $81.3 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2023 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.8 million annually.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on November 9, 2023.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	November 9, 2023
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	November 9, 2023
Jade Leung

/s/ Jennifer Schrader	President, Chief Operating Officer and Vice-Chairperson	November 9, 2023
Jennifer Schrader