Form 10-K
period 2023-12-31
CaliberCos Inc.
filed 2024-04-16
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-41703
CALIBERCOS INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2426901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8901 E. Mountain View Rd. Ste. 150 Scottsdale, AZ	85258
(Address of Principal Executive Offices)	(Zip Code)

(480) 295-7600
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Class A common stock, $0.001 par value per share	CWD	Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Class A Common Stock on The Nasdaq Capital Market on June 30, 2023, was approximately $26.1 million.

There were 21,758,193 shares of common stock, comprised of 14,341,779 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock of CaliberCos Inc. as of April 10, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Forward-Looking Statements

In this report, the term “Company” refers to CaliberCos Inc. and its wholly-owned subsidiaries. The “Consolidated Funds” refers to the Companies consolidated variable interest entities. The “Consolidated Company”, “Caliber”, “we”, “us”, and “our” refers to the Company and the Consolidated Funds collectively.

This annual report on Form 10-K includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

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

PART I
Item 1. Business

General
Over the past 15 years, Caliber has grown into a leading diversified alternative asset management firm, managing more than $3.1 billion in assets under management (“AUM”) and assets under development (“AUD”). Caliber’s primary goal is to enhance the wealth of accredited investors seeking to make investments in middle-market assets. We strive to build wealth for our clients by creating, managing, and servicing middle-market investment funds, private syndications, and direct investments. Through our funds, we invest primarily in real estate, private equity, and debt facilities. We market and fundraise to private investors, family offices, and institutions (“Direct Channel”) and to registered investment advisers and independent broker-dealers (“Wholesale Channel”).
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
As an alternative asset manager, we offer a full suite of support services and employ a vertically integrated approach to investment management. Our asset management activities are complemented with transaction and advisory services, including development and construction management, acquisition and disposition expertise, and fund formation, which we believe differentiate us from other asset management firms. We earn the following fees from providing these services under our asset management platform:

•Fund set-up fees are a one-time fee for the initial formation, administration, and set-up of fund products we distribute and manage. These fees are recognized at the point in time when the performance under the contract is complete.

•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust (as defined in Note 3 – VIEs), the Company earns an fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.

•Financing fees are earned for services the Company performs in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, the Company earns fees for guarantying certain loans, representing a performance obligation that the Company satisfies over time.

•Real estate development revenues are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project for services performed as the principal developer, which include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by the funds. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, development fee revenue is recognized over time as the performance obligations are satisfied.

•Brokerage fees are earned at a point in time at fixed rates for services performed related to acquisitions, dispositions, leasing, and financing transactions.

•Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold.
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds but are under contract to purchase. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. As of December 31, 2023, we are actively developing 2,986 multifamily units, 2,386 single family units, 2.8 million square feet of commercial and industrial, and 1.3 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.3 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding, which may not be available.
Investment Process and Risk Management

We maintain a rigorous investment process across all our funds. Each fund has investment policies and procedures that generally contain investment parameters and requirements, such as limitations relating to the types of assets, industries or geographic regions in which the fund will invest. An investment committee reviews and evaluates investment opportunities in a framework that includes a qualitative and quantitative assessment of the key opportunities and risks of investments.

Our investment professionals are responsible for the full life cycle of an investment, from evaluation, through execution, to exit. Investment professionals generally submit investment opportunities for review and approval by our investment committee. The investment committee is comprised of executives and senior leaders of the Company. When evaluating investment opportunities, the investment committee may consider, without limitation and depending on the nature of the investment and its strategy, the quality of the asset in which the fund proposes to invest, likely exit strategies, factors that could reduce the value of the asset at exit, and a range of economic and interest rate environments, macroeconomic trends in the relevant geographic region or industry and the quality of the asset’s business operations. Our investment committee also incorporates, to the extent appropriate, environmental, social and governance (“ESG”) factors into the investment decision-making process.

Existing investments are reviewed and monitored on a regular basis by investment and asset management professionals. In addition, our investment professionals and asset managers work directly with our portfolio companies’ directors, executives and managers to drive operational efficiencies and growth.

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested our own capital and that of certain of our personnel in the investment funds that we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to each of our investment funds and, generally, are less than 5% of the limited partner commitments of any particular fund. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on, among other things, our anticipated liquidity, working capital and other capital needs.

Investors in many of our funds also receive the opportunity to make additional “co-investments” with the investment funds. Our employees, as well as Caliber itself, also have the opportunity to make investments, in or alongside our funds and other vehicles we manage, in some instances without being subject to management fees, carried interest or incentive fees. In certain cases, limited partner investors may pay additional management fees or carried interest in connection with such co-investments.

Competition

The asset management industry is intensely competitive. We compete primarily on a regional, industry and asset class basis.

We face competition both in the pursuit of fund investors and investment opportunities. Generally, our competition varies across business lines, geographies, and financial markets. We compete for outside investors based on a variety of factors, including investment performance, investor perception of investment managers’ drive, focus and alignment of interest, quality of service provided to and duration of relationship with investors, business reputation, and the level of fees and expenses charged for services.

We compete for investment opportunities based on a variety of factors, including breadth of market coverage and relationships, access to capital, transaction execution skills, the range of products and services offered, innovation, and price.

We compete with real estate funds, specialized funds, hedge fund sponsors, financial institutions, private equity funds, corporate buyers, and other parties. Many of these competitors are substantially larger and have considerably greater financial, technical, and marketing resources than are available to us. Many of these competitors have similar investment objectives to ours, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment.

The alternative investment industry is highly competitive. Many of our competitors have greater financial resources and a broader market presence than we do. We compete with respect to:

•Competitive fee structures on our asset management services; and

•Diversification of our revenue stream across the deal continuum, including asset management revenues which include brokerage fees on buying and selling assets, construction management fees on repositioning assets, fund set up fees for the initial formation, administration, and set-up of fund products we distribute and manage.

Strategy and Competitive Strengths

We manage and administer investment vehicles that allow investors to diversify their holdings into asset classes that would not be readily accessible to them otherwise. We typically distribute cash to fund investors where there is either: (i) sufficient distributable cash derived from the income of our investments (rents, etc.) or (ii) a capital event, such as a sale of an asset or a cash-out refinance. Caliber’s approach is to offer investors, and their wealth managers, products managed by a team aligned with their success. We believe our competitive strengths include:
•Extensive relationship and sourcing network. We leverage our relationships in order to source deals for our funds. In addition, our management has extensive relationships with major industry participants in each of the markets in which we currently operate. Their local presence and reputation in these markets enables them to cultivate key relationships with major holders of property inventory, in particular, financial institutions, throughout the real estate community.
•Targeted market opportunities. We primarily focus on business and investment-friendly markets that have a long-term trend of population growth and income improvement, in particular focus on Alaska, Arizona, Colorado, and Texas. We generally avoid engaging in direct competition in over-regulated and saturated markets.
•Structuring expertise and speed of execution. We believe we have developed a reputation of being able to quickly execute, as well as originate and creatively structure acquisitions, dispositions and financing transactions. We have experience in a variety of investment strategies, including direct property investments, joint ventures, participating loans and investments in performing and non-performing mortgages with the objective of long-term ownership.

•Vertically integrated platform for operational enhancement. We believe in a hands-on approach to real estate investing and possess local expertise in brokerage, development management, and investment sales, which we believe enable us to invest successfully in select submarkets. Our goal is to optimize the use of in-house services for high margin, low volume tasks while using third-party services for high volume, low margin tasks.
•Focus on the middle market. We believe our focus on middle market opportunities offers our investors significant alternatives to active, equity investing. This focus has allowed us to offer a diversified range of alternative investment opportunities, particularly for accredited investors.
•Risk protection and investment discipline. We underwrite our investments based upon an examination of investment economics and an understanding of market dynamics and risk management strategies. We conduct an in-depth sensitivity analysis on each of our fund investments. This analysis applies various economic scenarios that include, where appropriate, changes to rental rates, absorption periods, operating expenses, interest rates, exit values and holding periods.

Our Growth Strategy

We aim to continue building wealth for our investors by expanding our business with the following strategies:
•Organic growth with our existing high net worth investor base. We estimate that we currently service less than 1.0% of the current high net worth investor base in the United States. Using our established direct sales method, we intend to attract additional high net worth individuals to expand our number of customers and our assets under management.
•Expansion into additional distribution channels. We intend to expand Caliber’s recent, early success in accessing institutional channels by further expanding our fundraising activities directed to registered investment advisers (RIA), broker-dealers, family offices, and boutique institutions.
•New funds and platforms. We intend to grow our assets under management (“AUM”) by expanding the number of available funds and platforms. We will look for complementary products and vehicles that utilize our existing vertically integrated infrastructure to allow us to continue to capture attractive risk-adjusted returns. These areas of investment could include private debt, venture capital and private equity. We expect these new funds and platforms will attract new investors, in addition to leveraging our existing investor base.
•Accretive acquisitions. We plan to evaluate potential accretive acquisition opportunities to further grow our business. These acquisitions could include opportunities to expand our distribution capabilities, product offerings or geographic reach.

Human Capital Management
Caliber’s core principles of accountability, respect, and transparency are at the heart of who we are and how we operate. Our employees are integral to Caliber’s culture of transparency, integrity, professionalism, and excellence. Our employees adhere to these core principles leading to our continued success as an organization. Our professionals have decades of institutional experience in commercial, real estate, capital markets, alternative investments, and mergers and acquisitions. We give our employees the opportunities to develop their skills and encourage them to collaborate to achieve success.

As of December 31, 2023, we had 99 employees. None of our employees are currently covered by a collective bargaining agreement.
Talent Acquisition, Development and Retention
We face intense competition for qualified personnel. We believe the talent of our employees, in association with our rigorous investment process, has supported our growth and investment performance over the past decade. We are focused on hiring, training, and developing the skills and careers of our people. We provide opportunities for growth and development for our employees and support their personal and professional goals in an effort to retain the most talented individuals.
We value diversity and inclusion on our team. The opportunities we provide in conjunction with our reputation is what we believe makes us an attractive employer. We seek to retain and incentivize the performance of our employees through our compensation structure. We enter into non-competition and non-solicitation agreements with certain employees.

Compensation and Benefits
Our compensation strategy is designed to attract qualified talent, retain team members, and stay competitive within the talent market. Caliber continually evaluates our compensation structure to ensure it aligns with the market and continues to be an attractive component of joining our team. Compensation includes incentives for individual performance as well as overall success in meeting the Company’s goals. We believe these additional incentives encourage team members to perform at a high level.
We provide our team members with competitive health and retirement offerings, as well as a variety of quality-of-life benefits, including flexible time-off, an employee assistance program at no cost to the employee, a Company match for retirement plan contribution, tuition reimbursement, and overall support for well-being and family planning resources.

Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the jurisdictions in which we operate relating to, among other things, anti-money laundering laws, and privacy laws with respect to client information, and some of our funds invest in businesses that operate in highly regulated industries. Each of the regulatory bodies with jurisdiction over us oversee many aspects of financial services, including the authority to grant, and in specific circumstances to revoke, permissions to engage in particular activities. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. The SEC and various self-regulatory organizations, state securities regulators, and international securities regulators have in recent years increased their regulatory activities, including regulation, examination, and enforcement in respect of asset management firms. Additional legislation, increasing regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules may directly affect our mode of operation and profitability.
We intend to continue to conduct our operations so that neither we nor any subsidiaries we own nor ones we may establish will be required to register as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). The loss of our exclusion from regulation pursuant to the Investment Company Act could require us to restructure our operations, sell certain of our assets, or abstain from the purchase of certain assets, which could have an adverse effect on our financial condition and results of operations. If we were deemed an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as conducted and could have a material adverse effect on our business.

Website and Available Information

We file annual, quarterly and current reports; proxy and information statements and other information with the SEC. We also make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments, available free of charge through our website at www.caliberco.com as soon as reasonably practical after they have been filed with the SEC. We also provide to anyone, without charge, copies of the documents upon written request. Requests should be directed to the attention of the Corporate Secretary at our address on the cover page of this Form 10-K.

We are an electronic filer. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk and investors should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected. In this case, the trading price of our Class A common stock would likely decline, and investors might lose part or all their investment in our Class A common stock.

Risks Related to Our Business
Our business depends in large part on our ability to raise capital for our funds from investors. If we were unable to raise such capital, we may be unable to grow our asset management revenues. The inability to deploy such capital into investments, may materially reduce our revenues and cash flows and adversely affect our financial condition.
We depend on the capital markets to grow our assets under management, (“AUM”) and we depend on third-party equity and debt financings to acquire properties for our funds. We intend to continue to raise a significant amount of equity and debt to acquire various alternative investments for our funds in the ordinary course of our business. Our debt financing depends on a combination of seller financing, the assumption of existing loans, government agencies, and financial institutions. We depend on equity financing from equity partners, which may include public or private companies, pension funds, family offices, financial institutions, endowments, high net worth individuals, and money managers. Our access to capital funding for our funds is uncertain. Our inability to raise additional capital for our funds on terms reasonably acceptable to us could jeopardize the future growth of our business.
Our ability to raise capital from investors in our funds depends on several factors, including many that are outside our control. Investors may downsize their investment allocations to alternative asset managers, including private funds and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our funds could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds’ performance. The financial markets are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control, which could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, changes in regulation, war, terrorism, natural disasters and other factors that are difficult to predict. The markets continue to be affected by inflation in the United States, global health pandemics, the imposition of sanctions and the escalation of hostilities between Russia and Ukraine, the Israel-Hamas conflict, and the recession in the United Kingdom. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn or increased volatility, our funds’ investments may lose value and investors may choose to withdraw assets from our funds and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. If economic and market conditions deteriorate, we may be unable to raise sufficient capital to support the investment activities of future funds. If we are unable to successfully raise capital, our revenues and cash flows would be reduced, and our financial condition would be adversely affected.
Changes in prevailing interest rates may reduce our profitability, and we may not be able to adequately anticipate and respond to changes in market interest rates.
The majority of our funds’ assets are monetary in nature and subject to risk from changes in interest rates. Our earnings and cash flows depend to a great extent upon the difference between the interest our funds pay on loans and borrowings and the value of fixed-rate debt investments made by our funds. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments.

Interest rates remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2020 and 2021. The Federal Reserve raised interest rates by an aggregate of 525 basis points from January 1, 2022 through January 31, 2024. Additionally, the current geopolitical environment in Europe provides yet another layer of uncertainty around the actions that the Federal Reserve might take. Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Rising interest rates create downward pressure on the price of real estate, increase the cost and reduce the availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business.
Increased costs of borrowing could also cause us to reconsider the purchase of certain real estate assets, the terms of any such purchase or the mix of debt and equity we employ in connection with such purchase. Such issues are expected to be more prevalent in a continued rising interest rate environment. A higher interest rate environment may lead to a significant contraction or weakening in the market for debt financing or have other adverse changes relating to the terms of debt financing (such as, for example, higher equity requirements and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, which could have a material adverse impact on our business. In a rising interest rate environment, the financing of acquisitions or the operations of our funds’ portfolio companies with debt may also become less attractive due to the cost of capital or limitations on the deductibility of corporate interest expense. If our funds are unable to obtain committed debt financing for potential acquisitions, can only obtain debt financing at an increased interest rate or on unfavorable terms, or the ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition, or may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, each of which could lead to a decrease in our revenues.
In addition, if our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt financing at an increased interest rate or on unfavorable terms, this would require us to employ a higher mix of equity to acquire real estate assets. The cost of equity in a rising interest rate environment may also become more expensive, and we may be required to offer a higher rate of return on equity in order to finance such assets. This in turn would adversely affect our profitability from such assets. While to date our funds’ borrowing costs have not substantially increased, as rates continue to increase, our ability to use leverage as a financing tool or to pass along any increased costs of borrowing or financing will become more difficult, all of which could have an adverse effect on our profitability.
Inflation can have an adverse impact on our business and on our customers.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.4% in December 2023. As a result, from January 1, 2022 through January 31, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets. Furthermore, third parties we do business with, such as developers and contractors, are also affected by inflation and the rising costs of goods and services used in their businesses. A significant and continued increase in interest rates and inflation would be expected to have a negative impact on their ability to do business with us, which would affect our profitability.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. (“Silvergate Capital”), and then on May 1, 2023, First Republic Bank, were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature Bank, First Republic Bank or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB, Signature Bank or First Republic Bank credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closures of SVB, Signature Bank and First Republic Bank and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. We hold no deposits or securities with SVB, Signature Bank, First Republic Bank or Silvergate Capital.
A decline in the pace of growth or size of investment made by our funds may adversely affect our revenues.
Revenues we derive from our asset management and related services are driven in part by the pace at which our funds make investments and the size of those investments. A decline in the pace or the size of such investments may reduce our revenues. The pace of our investments could decline due to, among other factors, the market environment for private equity transactions, which has at times been characterized by relatively high prices, and such market changes make the deployment of capital more difficult. In addition, many other factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms, and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy or financial markets. In addition, if our funds are unable to deploy capital at a pace that is sufficient to offset the pace of realizations, our fee revenues could decrease.
Our revenue, earnings, net income, and cash flows can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.
We have in the past and may in the future experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including timing of realizations, changes in the amount of distributions or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our Class A common stock. We also do not provide any guidance regarding our expected quarterly and annual operating results. The lack of near term guidance may affect the expectations of public market analysts and could cause increased volatility in our Class A common stock price.

We have incurred operating losses and negative operating cash flows for the year ended December 31, 2023, and may incur operating losses and negative cash flows in future periods. In response to these conditions, and the absence of sufficient cash to satisfy the debt obligations referenced below under “- We have an amount of total liabilities which may be considered significant for a company of our size which could adversely affect our financial condition and our ability to react to changes in our business”, management plans to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect receivables and return investments from our Consolidated Funds, and/or v) increase capital raise through continued expansion of fundraising channels.

Our revenue, net income, and cash flows can all vary materially due to performance allocations (income earned with respect to our carried interest is recorded as performance allocations) in any fiscal period. Performance allocations depend on our funds’ performance and opportunities for realizing gains, which may be limited. Our cash flow may fluctuate significantly due to the fact that we receive performance allocations from our carry funds only when portfolio companies make distributions in excess of preferred return hurdles, or when investments are realized and achieve a minimum preferred return. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment, to manage the performance of the investment, and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash (or other proceeds). We cannot predict with certainty exactly when, or if, any performance allocations will or may occur.
In addition, upon the realization of a profitable investment by any of our funds and prior to our receiving any performance allocations in respect of that investment, 100% of the net proceeds from such realization must generally be paid to the investors in that fund until they have achieved a certain return on all realized investments by that fund. A particular realization event may have a significant impact on our results for that particular quarter that may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized gains (or losses) reported by such investment funds, and a decline in gains, or an increase in losses, would adversely affect our revenue and possibly cash flow, which could further increase the volatility of our quarterly results. Because our carry funds have preferred return thresholds to investors that need to be met prior to our receiving any performance allocations, substantial declines in the carrying value of the investment portfolios of a fund can significantly delay or eliminate any performance allocations paid to us in respect of that fund since the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any performance allocations from that fund.
The timing and receipt of performance allocations also varies with the life cycle of our funds. During periods in which a relatively large portion of our assets under management are attributable to funds and investments in their “optimized” period, our funds would make larger distributions than in the fundraising or investment periods that precede the optimized period. During periods in which a significant portion of our assets under management is attributable to funds that are not in their optimized periods, we may receive substantially lower performance allocations.
We could lose part or all of our investments, which could have a material adverse effect on our financial condition and results of operations.
There is an inherent risk that we could lose all or part of our investment in certain assets. Our investments are generally illiquid, which may affect our ability to change our asset mix in response to changes in economic and other conditions. The value of our investments can also be diminished by:
•civil unrest, acts of war and terrorism and acts of God, including earthquakes, hurricanes, and other natural disasters (which may result in uninsured or underinsured losses);
•the impact of present or future legislation (including environmental regulation, changes in laws concerning foreign ownership of property, changes in tax rates, changes in zoning laws and laws requiring upgrades to accommodate disabled persons) and the cost of compliance with these types of legislation; and
•liabilities relating to claims, to the extent insurance is not available or is inadequate.
We have an amount of total liabilities which may be considered significant for a company of our size which could adversely affect our financial condition and our ability to react to changes in our business.
The Company had individual corporate notes aggregating $36.4 million at December 31, 2023 for which the maturity dates of the majority of these notes are within the 12-month period subsequent to when the financial statements for the year ended December 31, 2023 were issued. We currently do not have sufficient cash on hand to satisfy such obligations.
We believe this is an amount of total liabilities which may be considered significant for a company of our size and current revenue base. Our substantial total liabilities could have important consequences to us. For example, it could:
•require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of our cash flows from operations to fund working capital, capital expenditures or other general corporate purposes;

•increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations;
•place us at a competitive disadvantage to our competitors with proportionately less debt for their size;
•limit our ability to refinance our existing debt or borrow additional funds in the future;
•limit our flexibility in planning for, or reacting to, changing conditions in our business; and
•limit our ability to react to competitive pressures or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy.
Any of the foregoing impacts of our substantial total liabilities could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to generate sufficient cash to service all of our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

We require cash to (a) provide capital to facilitate the growth of our existing businesses, (b) co-investment into our funds, if any, (c) service our debt and (d) pay operating expenses and other obligations as they arise. There is no guarantee that in the future we will generate enough working capital to support our business. Our ability to repay our total liabilities, including our ability to make scheduled payments on our debt or to refinance our obligations under our debt agreements, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors we face as described in this section, many of which may be beyond our control. If the global economy and conditions in the financing markets worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no performance allocations to us. This could materially and adversely affect the amount of cash we have on hand.

If our cash flows and capital resources are insufficient to repay our total liabilities, including the ability to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or planned growth objectives, seek to obtain additional equity capital or restructure our debt. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditures or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue additional equity or debt securities or obtain credit facilities. If we issue additional equity securities to raise funds, whether to existing investors or others, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. We may also be limited as to the amount of funds we can raise pursuant to SEC rules and the continued listing requirements of Nasdaq. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. In addition, the recent worldwide credit crisis could make it more difficult for us to repay our total liabilities, including the ability to refinance our debt on favorable terms, or at all. In the absence of positive operating results and/or sufficient cash resources, we may be required to dispose of material assets to repay our total liabilities, including the ability to meet our debt service obligations. We may not be able to consummate those sales, or, if we do, we will not control the timing of the sales or whether the proceeds that we realize will be adequate to repay our total liabilities, including the ability to meet debt service obligations when due.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A common stock.
An investment in our Class A common stock is not an investment in any of our funds. You should not conclude that positive performance of our funds will necessarily result in positive returns on an investment in our Class A common stock. The historical performance of our funds is relevant to us primarily insofar as it is indicative of asset management revenues and performance allocations we have earned in the past and may earn in the future and our reputation and ability to raise new funds.
In addition, the historical returns of our funds may not be indicative of any future returns of these or from any future funds we may raise due to several factors including:
•market conditions during previous periods may have been more favorable for generating positive performance than the market conditions we may experience in the future; and

•our funds’ returns may have previously benefited from investment opportunities and general market conditions that may not recur, and we may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly.
We may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result of investment decisions on behalf of investors in our funds.
We make investment decisions on behalf of investors in our funds that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, or breach of contract. Further, we may be subject to third-party litigation arising from allegations that we improperly exercised control or influence over portfolio investments.
These and other legal liabilities could have a material adverse effect on our businesses, financial condition, our results of operations, or cause reputational harm to us, which could harm our businesses. We depend, to a large extent, on our business relationships and our reputation for integrity and professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, or the investment industry in general, whether or not valid, may harm our reputation, which may be damaging to our businesses.
Actions of any joint venture partners that we may have could reduce the returns on joint venture investments.
At times we enter joint ventures or partnerships to acquire and develop properties. Such investments may involve risks not otherwise present with other methods of investment, including:
•that our co-venturer, or partner in an investment could become insolvent or bankrupt;
•that such co-venturer, or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•that such co-venturer, or partner may be in a position to take action contrary to our instructions, requests or our policies or objectives; or
•that disputes between us and our co-venturer, or partner, may result in litigation or arbitration that would increase expenses.
Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.
Our reliance on third parties to operate and to develop certain of our properties may harm our business.
In some instances, we rely on third-party property managers and hotel operators to manage our properties. These third parties are directly responsible for the day-to-day operation of our properties with limited supervision by us, and they often have potentially significant decision-making authority with respect to those properties. These third parties may fail to manage our properties effectively or in accordance with their agreements with us, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and these third-party managers and operators, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective service providers to operate and manage the relevant properties.
In addition, we are also parties to hotel management agreements. If any of these events occur, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
Changes in relevant tax laws, regulations, treaties, or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. In particular, changes in legislation or regulation relating to opportunity zones could adversely affect our ability to form new opportunity zone funds or to acquire assets for our existing opportunity zone funds, thereby diminishing our ability to generate revenue from those activities.
Conflicts of interest exist between our Company and related parties.
Conflicts of interest exist and may arise in the future as a result of the relationships between our Company and its affiliates and divisions and our officers, directors and owners, on the one hand, and our funds and its investors, on the other hand. We earn fees from our funds, including our carried interest which value is a direct result from the performance of our funds. There may be instances where the interests of our funds and the investors in such funds diverge from those of our Company which could result in conflicts of interest. In resolving these conflicts, our board of directors and executive officers have a fiduciary duty to our stockholders. In addition, as we operate as a fund manager through a wholly owned subsidiary, our Company has a fiduciary duty to investors in the funds we manage. Unless the resolution of a conflict is specifically provided for in the operating agreements of such funds, our board of directors may consider a wide range of factors they determine to be in good faith when resolving a conflict. An independent third party is not required to evaluate the resolution. As a result of the foregoing, there may be instances where any such conflicts are resolved in a manner which favors the interests of our funds and their investors over our stockholders.
Risk management activities may adversely affect the return on our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors, or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. Finally, the Commodity Futures Trading Commission (the “CFTC”) may in the future require certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges.
Our real estate funds are subject to the risks inherent in the ownership, development, and operation of real estate.
Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets, including the deterioration of real estate fundamentals. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, operating income, the financial resources of tenants, changes in building, environmental, zoning and other laws, casualty or condemnation losses, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, climate change related risks (including climate-related transition risks and acute and chronic physical risks), changes in government regulations (such as rent control), changes in real property tax rates, changes in income tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes to the taxation of business entities and the deductibility of corporate interest expense, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of god, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather, labor conditions, or material shortages), and the availability of both construction and permanent financing with favorable terms. In addition, our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.
Investments by our investment funds may rank junior to investments made by others.
In most cases, the companies in which our investment funds invest will have indebtedness or equity securities or may be permitted to incur indebtedness or to issue equity securities that rank senior to our investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our investment funds to influence a company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.
Rapid growth of our businesses may be difficult to sustain and may place significant demands on our administrative, operational, and financial resources.
Our assets under management have grown significantly in the past, and we are pursuing further growth in the near future, both organically and through acquisitions. Our rapid growth has placed, and planned growth, if successful, will continue to place, significant demands on our legal, accounting and operational infrastructure, and has increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management has grown, but of the growth in the variety and complexity of, as well as the differences in strategy between, our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory, and tax developments.
Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources.
We depend on our founders, senior professionals, and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
We depend on the diligence, skill, judgment, business contacts and personal reputations of our founders, senior professionals and other key personnel. Our future success will depend upon our ability to attract and retain senior professionals and other personnel. Our executives have built highly regarded reputations in the alternative investment industry. Our executives attract business opportunities and assist both in negotiations with lenders and potential joint venture partners and in the representation of large and institutional clients. If we lost their services, our relationships with lenders, joint ventures, and clients would diminish significantly.
In addition, some of our officers have strong regional reputations, and they aid in attracting business, identifying opportunities, and negotiating for us and on behalf of our clients. As we continue to grow, our success will largely depend on our ability to attract and retain qualified personnel in all areas of business. We may be unable to continue to hire and retain a sufficient number of qualified personnel to support or keep pace with our planned growth.

We may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We intend, if market conditions warrant, to grow our businesses by increasing assets under management in existing businesses and expanding into new investment strategies, geographic markets and businesses. We may pursue growth through acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business.
Attempts to expand our businesses involve a number of special risks, including some or all of the following:
•the required investment of capital and other resources;
•the diversion of management’s attention from our core businesses;
•the assumption of liabilities in any acquired business;
•the disruption of our ongoing businesses;
•entry into markets or lines of business in which we may have limited or no experience;
•increasing demands on our operational and management systems and controls;
•compliance with additional regulatory requirements;
•potential increase in investor concentration; and
•the broadening of our geographic footprint, increasing the risks associated with conducting operations in certain jurisdictions where we currently have no experience.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify all of the specific risks we may face and the potential adverse consequences on us and their investment that may result from any attempted expansion.
We may not be successful in competing with companies in the asset management industry and alternative investment industries, some of which may have substantially greater resources than we do.
The asset management industry and alternative investment industries are intensely competitive. We compete primarily on a regional, industry, and asset class basis.
We face competition both in the pursuit of fund investors and investment opportunities. Generally, our competition varies across business lines, geographies, and financial markets. We compete for outside investors based on a variety of factors, including investment performance, investor perception of investment managers’ drive, focus and alignment of interest, quality of service provided to and duration of relationship with investors, business reputation, and the level of fees and expenses charged for services.
We compete for investment opportunities based on a variety of factors, including breadth of market coverage and relationships, access to capital, transaction execution skills, the range of products and services offered, innovation, and price.

We compete with real estate funds, specialized funds, hedge fund sponsors, financial institutions, private equity funds, corporate buyers, and other parties. Many of these competitors are substantially larger and have considerably greater financial, technical, and marketing resources than are available to us. Many of these competitors have similar investment objectives to ours, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment.
If we are unable to maintain and protect our intellectual property, or if third parties assert that we infringe their intellectual property rights, our business could suffer.
Our business depends, in part, on our ability to identify and protect proprietary information and other intellectual property such as our client lists and information and business methods. We rely on a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. However, we may not adequately protect these rights, and their disclosure to, or use by, third parties may harm our competitive position. Our inability to detect unauthorized use of, or to take appropriate or timely steps to enforce, our intellectual property rights may harm our business.
Also, third parties may claim that our business operations infringe on their intellectual property rights. These claims may harm our reputation, cost us money to defend, distract the attention of our management and prevent us from offering some services.
Confidential intellectual property is increasingly stored or carried on mobile devices, such as laptop computers, which increases the risk of inadvertent disclosure where the mobile devices are lost or stolen and the information has not been adequately safeguarded or encrypted. This also makes it easier for someone with access to our systems, or someone who gains unauthorized access, to steal information and use it to our disadvantage. Advances in technology, which permit increasingly large amounts of information to be stored on mobile devices or on third-party “cloud” servers, may exacerbate these risks.

Security risks and attacks are common, increasing globally, and may result in significant liabilities.

Our business and our internal corporate information technology systems have in the past been, and will in the future be, subject to cybersecurity-attacks, credential stuffing, account takeover attacks, denial or degradation of service attacks, phishing attacks, ransomware attacks, malicious software programs, supply chain attacks, and other cybersecurity security risks (collectively, “cybersecurity risks”). Further, we engage service providers to store and otherwise process some of our and our investor’s data, including sensitive and personal information, and these service providers are also targets of cybersecurity risks.

Cybersecurity risks have been increasing in frequency and sophistication globally and may be accompanied by demands for payment in exchange for resolution, restoration of functionality, or return of data. Sources of cybersecurity risks range from individuals to sophisticated organizations, including state-sponsored actors and organizations. These attackers use a wide variety of methods to exploit vulnerabilities and gain access to corporate assets, including networks, information, or credentials. The types and methods of cybersecurity risks are constantly evolving and becoming more complex, and we may not be able to detect, combat, or successfully defend against all cybersecurity risks. Attackers initiating cybersecurity risks may gain access to our corporate assets. Vulnerabilities in our infrastructure or the success of any cybersecurity attacker against us may not be discovered in a timely fashion or at all, and the impact may be exacerbated the longer they remain undetected. While we utilize security measures and architecture designed to protect the integrity of our business and corporate information technology environment, we remain subject to ongoing and evolving cybersecurity risks, and we anticipate that we will need to continue expending resources in an effort to protect against cybersecurity risks. There is a risk that we may not be able to deploy, allocate, or retain sufficient resources to keep pace with the persistent and evolving Cybersecurity threat landscape.

Moreover, several of our employees work remotely, and many of our vendors and other third parties we engage utilize remote workers in various jurisdictions throughout the world, which may increase the risk of and susceptibility to cybersecurity risks. We cannot guarantee that remote work environments and electronic connections to our work environment and information technology systems have the same security profile as those deployed in our physical offices.

Further, our ability to monitor the data security of our vendors is limited, and bad actors may successfully circumvent our vendors’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our Company and/or our investor’s data. Any actual or perceived failure by us or our vendors to prevent or defend against cybersecurity risks, actual or perceived vulnerabilities or unauthorized access to corporate data or systems may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.

Our failure to sufficiently secure our business and services may result in unauthorized access to investor data, a negative impact on our investor attraction and retention, and significant liabilities.

Our business systems and services involve the storage, transmission, and processing of our Company and investors’ sensitive and proprietary information. Our failure to sufficiently secure our business and services may result in unauthorized access to investor data, a negative impact on our investor attraction and retention, and significant liabilities. Even if our security measures are appropriately engineered and implemented to secure our business and services against external risks, we may be subject to inadvertent disclosures because of inappropriate employee actions or system misconfigurations. Unauthorized use of or access to investor data could result in the loss and/or compromise of our or our investors’ sensitive information, which could lead to litigation, regulatory investigations and claims, indemnity obligations, reputational harm, and other liabilities.

Our agreements with third parties, including investors, contain contractual commitments related to our information security practices and data privacy compliance. If we experience an incident that triggers a breach of these contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty could be substantial and create loss of business. There can be no assurance that any limitation of liability provisions in our contracts will be enforceable or adequate or will otherwise protect us from these liabilities or damages with respect to any claim.

Many U.S. and foreign laws and regulations require companies to provide notice of data security breaches or incidents involving certain types of personal data. Security compromises experienced by competitors and others may lead to public disclosures, leading to widespread negative publicity. Such a security compromise in our industry, whether actual or perceived, could harm our reputation; erode investor confidence and negatively affect our ability to attract new investors; cause existing investors to divest, any or all of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new investors and retain existing investors.

Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach. We cannot be sure that insurers will not deny coverage as to any claim, and some security breaches may be outside the scope of our coverage, including if they are considered force majeure events. Security breaches may result in increased costs for cybersecurity insurance and could have an adverse effect on our business, operating results, and financial condition.

We depend on various cloud service providers operated by third parties, and any service outages, delays, or disruptions in these operations could harm our business and operating results.

In our business we use various cloud service providers (“Cloud Providers”) operated by third parties. As a result, we are vulnerable to service interruptions, delays, and outages attributable to their platforms. Our Cloud Providers may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Cloud Providers may also be subject to human or software errors, viruses, cybersecurity risks, fraud, spikes in usage, break-ins, sabotage, acts of vandalism, acts of terrorism, and other misconduct. The occurrence of any of the foregoing events could result in lengthy interruptions or delays in and may impact us via service outages and noncompliance with our contractual obligations or business requirements.

Further, we have experienced in the past, and may experience in the future, periodic interruptions, delays, and outages in service and availability with our Cloud Providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may decline.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, in the future, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2024. We are in the process of designing, implementing, and testing our internal control over financial reporting required to comply with this obligation, which is time consuming, costly, and complicated. In addition, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an “emerging growth company,” which may be up to five full years following the date of our initial public offering. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.
Risks Related to Our Organizational Structure
The consolidation of investment funds or operating businesses of our portfolio companies could make it more difficult to understand the operating performance of the Company and could create operational risks for the Company.
Under applicable generally accepted accounting principles in the United States of America (“U.S. GAAP”), we may be required to consolidate certain of our funds, limited liability companies, partnerships or operating businesses if we determine that these entities are variable interest entities (“VIEs”) and where we determine that the Company is the primary beneficiary of the VIE. The consolidation of such entities could make it difficult for an investor to differentiate the assets, liabilities, and results of operations of the Company apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements. As of December 31, 2023 and 2022, total assets of our consolidated VIEs reflected in our consolidated balance sheets were $258.4 million and $254.8 million, respectively, and as of December 31, 2023 and 2022, total liabilities of our consolidated VIEs reflected in our consolidated balance sheets were $169.9 million and $166.0 million, respectively.
Our Bylaws have an exclusive forum for adjudication of disputes provision which limits the forum to the Delaware Court of Chancery for certain stockholder litigation matters actions against the Company, which may limit an investor’s ability to seek what they regard as a favorable judicial forum for disputes with the Company or its directors, officers, employees, or stockholders.
Section 7.06(a) of Article VII of our Bylaws dictates that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery (or, if the Delaware Court of Chancery does not have jurisdiction, the federal district court for the State of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for certain actions including derivative action or proceeding brought on behalf of the Company; an action asserting a breach of fiduciary duty owed by an officer, director, employee or to the stockholders of the Company; any claim arising under Delaware corporate law, our amended and restated certificate of incorporation or our amended and restated bylaws; and any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the provisions of Section 7.06 of Article VII of our Bylaws.
However, Section 7.06(a) of Article VII of our Bylaws will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934 (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Furthermore, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the rules and regulations promulgated thereunder. We note, however, that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
A Delaware corporation is allowed to mandate in its corporate governance documents a chosen forum for the resolution of state law-based stockholder class actions, derivative suits and other intra-corporate disputes. With respect to such state law claims, the Company’s management believes limiting state law-based claims to Delaware will provide the most appropriate outcomes as the risk of another forum misapplying Delaware law is avoided, Delaware courts have a well-developed body of case law and limiting the forum will preclude costly and duplicative litigation and avoids the risk of inconsistent outcomes. Additionally, Delaware Chancery Courts can typically resolve disputes on an accelerated schedule when compared to other forums.
The choice of forum provisions contained in the Company’s Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, the enforceability of similar choice of forum provisions in other issuers’ bylaws and certificates of incorporation has been challenged in legal proceedings, and it is possible that in connection with any applicable action brought against the Company, a court could find the choice of forum provisions contained in the Company’s Bylaws to be inapplicable or unenforceable in such action. As a result, the Company could incur additional costs associated with resolving such actions in other jurisdictions, which could harm the Company’s business, operating results and financial condition.
If we were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as conducted and could have a material adverse effect on our businesses.
An entity will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
•Our exemptions from the registration requirements of an investment company under the Investment Company Act are threefold:
•Our parent company does not meet the asset test component of the definition of “investment company” under the Investment Company Act as summarized above;
•Our investment subsidiaries qualify under the exemption afforded by Section 3(c)(5)(C) of the Investment Company Act; and
•Our intermediate subsidiaries qualify under the exemption afforded by Section 3(c)(6) of the Investment Company Act.
We are engaged primarily in the business of investing in and providing services for real estate and real estate-related assets and not primarily in the business of investing, reinvesting, or trading in securities. We hold ourselves out as a vertically integrated alternative asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are required to register as an investment company for purposes of the Investment Company Act. Furthermore, we have no material assets other than interests in certain wholly owned subsidiaries (within the meaning of the Investment Company Act), which in turn will have either direct interests in real estate assets or limited liability company member or limited partner partnership interests in affiliated funds. We do not believe that, based on current rules and interpretations, the equity interests in our wholly owned subsidiaries or the limited liability company member interests consolidated, or unconsolidated affiliated funds qualify as investment securities under the Investment Company Act.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on capital structure, the ability to transact business with affiliates and the ability to compensate senior employees, could make it impractical for us to continue our businesses as currently conducted, impair the agreements and arrangements between and among us, our funds and our senior management, or any combination thereof, and have a material adverse effect on our businesses, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our businesses in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Changes in tax law and other legislative or regulatory changes could adversely affect us.
Our fund management and ancillary businesses are subject to extensive regulation. We are subject to regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate. Many of these regulators are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or membership. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new fund management or financial advisory clients.
In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the U.S. Investment Company Act of 1940, as amended, or the Investment Company Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our fund management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. If we were deemed an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as conducted and could have a material adverse effect on our business.
In addition, we may be adversely affected by new or revised legislation or regulations imposed by governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
Risks Related to the Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, which will limit your ability to influence the outcome of important transactions.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. John C. Loeffler, II, our Chief Executive Officer, and Jennifer Schrader, our President and Chief Operating Officer, own all of our outstanding shares of Class B common stock. Together Mr. Loeffler and Ms. Schrader currently exercise approximately 84.2% voting control over the Company as of December 31, 2023. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our articles of incorporation whether to issue additional common stock and preferred stock, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This control may adversely affect the market price of our Class A common stock.

We may not be able to maintain a listing of our Class A common stock on Nasdaq.

Our Class A common stock is listed on Nasdaq, and we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our Class A common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Class A common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Class A common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Class A common stock. The delisting of our Class A common stock could significantly impair our ability to raise capital and the value of your investment.

Our share price has in the past and may in the future fluctuate substantially.
The market price of our Class A common stock has in the past and could in the future be extremely volatile. From the date of our initial public offering in May 2023 to March 1, 2024, the high and low prices of our common stock as quoted on the Nasdaq Capital Market was $13.00 and $1.02, respectively. The future market price of our common stock may be significantly affected by many risk factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•overall conditions in our industry and the markets in which we operate or in the economy as a whole;
•changes in laws or regulations applicable to our operations;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•additions or departures of key personnel;
•issuance of new or updated research or reports by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•litigation matters;
•announcement or expectation of additional financing efforts;
•sales of our Class A common stock by us or our stockholders;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•the expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and
•general economic and market conditions.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.
In the future, we may sell Class A common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine. We also expect to issue Class A common stock to employees, consultants, and directors pursuant to our equity incentive plans. If we sell common stock, convertible securities or other equity securities in subsequent transactions, or Class A common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
As a public company, we are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
If we fail to implement and maintain an effective system of internal control, we may be unable to accurately report our operating results, meet our reporting obligations, or prevent fraud.
As a public company, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K, beginning with our annual report for the fiscal year ending December 31, 2024. In addition, once we cease to be an “emerging growth company” as such term is defined under the JOBS Act, our independent registered public accounting firm may be required to attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, as a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.
During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented, or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Generally, if we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets and harm our results of operations. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations, and civil or criminal sanctions.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until 2028, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.
We are a “controlled company” within the meaning of the listing rules of Nasdaq and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
John C. Loeffler, II, our Chief Executive Officer, and Jennifer Schrader, our President and Chief Operating Officer, through ownership of all our outstanding shares of Class B common stock, control a majority of the voting power of our outstanding common stock. As a result, are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” but may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board of Directors consist of “independent directors”;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Although we do not intend to rely on the “controlled company” exemptions to Nasdaq’s corporate governance rules, we could elect to rely on these exemptions in the future. If we elected to rely on the “controlled company” exemptions, a majority of the members of our board of directors might not be independent directors, our nominating and corporate governance and compensation committees might not consist entirely of independent directors, and you would not have the same protection afforded to shareholders of companies that are subject to Nasdaq’s corporate governance rules.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our Company may change their recommendations regarding our Company, and our stock price could decline.
We have never paid dividends on our common stock, and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will likely depend on whether the price of our Class A common stock increases.
We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our charter documents and Delaware law and the voting control exercised by our founders could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
Our third amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•prohibiting stockholder action by written consent;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.
These and other provisions in our third amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law, together with the voting control possessed by our founders, could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our third amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity
Companies utilizing technology are subject to threats to or failures of any or all aspects of their cybersecurity programs, collectively cybersecurity risks. We take a comprehensive approach to cybersecurity risk management and take securing customer, employee and other data entrusted to us seriously. We have established standards, policies, procedures and practices for assessment, identification, and effective management of material cybersecurity risks. We devote significant resources to implement and maintain security measures appropriate to regulatory requirements and customer expectations, and we will continue making appropriate investments to maintain the security of our data.
We can provide no guarantee that our cybersecurity program, policies, and procedures will be completely effective in every instance, especially when it comes to the constantly evolving nature of cybersecurity threats. Our Risk Factors include further detail about the cybersecurity risks we face on an ongoing basis. We believe that risks from prior cybersecurity threats, including previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be cybersecurity incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy
Our approach for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management strategy and are based on commonly accepted frameworks established by the International Organization for Standardization (“ISO”), the National Institute of Standards and Technology (“NIST”), and other applicable industry standards. Our cybersecurity program focuses on the following key areas:
Collaboration
Cybersecurity risks are identified and addressed comprehensively in a cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information. We have controls and procedures in place to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.
Risk Assessment
We monitor and assess cybersecurity risks using the same cross-functional approach and since our cybersecurity program relies on certain third parties, these third parties are included in the assessment of cybersecurity risks. This approach drives alignment on the prioritization of initiatives to maintain our security controls.
Technical Safeguards
We deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated, adjusted and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.
Incident Response and Recovery Planning
We maintain appropriate incident response and recovery plans and periodically perform tests to evaluate the effectiveness of these plans. Our incident response and recovery plans include guidance to our employees, management, and the Board on response to cybersecurity incidents.
Third-Party Risk Management
We have appropriate controls designed to identify and mitigate cybersecurity risks associated with the use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We require our providers to meet appropriate security requirements, and we investigate security incidents that have impacted our third-party providers, as appropriate.
Education and Awareness
Employees are regularly reminded of the importance of handling and protecting customer and Company data. Employees receive appropriate policies and annual privacy and security training to enhance awareness and reinforce desired behaviors.
External Assessments
Our cybersecurity policies, standards, processes and practices are regularly assessed by third-party business partners, consultants and external auditors.
Vulnerability Assessments
We use third-party consultants who specialize in identifying and validating potential cybersecurity vulnerabilities to test our systems, networks, and applications. These may include penetration testing exercises to simulate real-world attack scenarios.
Expertise from Business Partners
We utilize business partners who possess deep cybersecurity expertise. They contribute to risk assessments, help refine our security architecture, and provide valuable insights into industry best practices.

Governance
Board Oversight
Our Board, through the Audit Committee, has oversight of our cybersecurity risk management program. The Audit Committee receives regular updates from management on cybersecurity risks and progress of risk reduction initiatives, and from external auditor feedback and relevant business partners.
Management’s Role
Our Chief Operating Officer, who serves as the Company’s designated chief information security officer (“CISO”) and our Director of Technology have primary responsibility for managing the Company’s cybersecurity program on an ongoing basis.
Our Director of Technology has served in various roles in information technology and information security for over 15 year. He holds an undergraduate degree in Computer Science. Our Chief Operating Officer and designated CISO has served in various roles in information technology and information security for over 20 years, including serving as the Chief Information Security Officer and/or Chief Security Officer at other publicly traded technology companies.
Item 2. Properties
Our principal executive offices are located in Scottsdale, Arizona, where we own our headquarters office building. We also lease office space in Bryan, Texas. We consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The CaliberCos Inc. Class A common stock trades on the Nasdaq Capital Market under the symbol “CWD”.

Holders of Record

As of March 21, 2024, there were 1,552 holders of record of our Class A common stock and two holders of record of our Class B common stock. This does not include the number of stockholders that hold shares in “street name” through brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of Class A common stock will be your sole source of gain for the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchases

None.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. For a complete discussion of such risk factors, see the section in this report entitled “Risk Factors”.

Overview
Over the past 15 years, Caliber has grown into a leading diversified alternative asset management firm, managing more than $3.1 billion in AUM and AUD. Caliber’s primary goal is to enhance the wealth of accredited investors seeking to make investments in middle-market assets. We strive to build wealth for our clients by creating, managing, and servicing middle-market investment funds, private syndications, and direct investments. Through our funds, we invest primarily in real estate, private equity, and debt facilities. We market and fundraise to Direct Channels and to Wholesale Channels.

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

An alternative asset manager, we offer a full suite of support services and employ a vertically integrated approach to investment management. Our asset management activities are complemented with transaction and advisory services including development and construction management, acquisition and disposition expertise, and fund formation, which we believe differentiate us from other asset management firms. We earn the following fees from providing these services under our asset management platform:

•Fund set-up fees are a one-time fee for the initial formation, administration, and set-up of fund products we distribute and manage. These fees are recognized at the point in time when the performance under the contract is complete.

•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust (as defined in Note 3 – VIEs), the Company earns an fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.

•Financing fees are earned for services the Company performs in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, the Company earns fees for guarantying certain loans, representing a performance obligation that the Company satisfies over time.

•Real estate development revenues are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project for services performed as the principal developer, which include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by the funds. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, development fee revenue is recognized over time as the performance obligations are satisfied.

•Brokerage fees are earned at a point in time at fixed rates for services performed related to acquisitions, dispositions, leasing, and financing transactions.

•Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold.

Historically, the Company’s operations were organized into three reportable segments: fund management, development, and brokerage. During the three months ended December 31, 2023, the Company reevaluated its reportable segments, considering (i) the evolution of the Company after closing its initial public offering and how the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, assesses performance and allocates resources, (ii) changes to the budgeting process and in key personnel driven by the Company’s growth initiatives, and (iii) how management reports ongoing company performance to the Board of Directors. With the evolution and growth of the Company, the Company’s CODM assesses performance and resource allocation on an aggregate basis under the Company’s asset management platform, and no longer reviews operating results for development or brokerage activity separately. As such, management concluded that the Company operates through one operating segment.

The Company’s CODM assesses revenue, operating expenses and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated investment funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Management concluded that the consolidated investment funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review the operating results of these investment funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The investment funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.

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

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through December 31, 2023 of approximately $660.0 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that Caliber manages throughout the deal cycle will continue to offer an attractive value proposition to investors.

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

While we have had historical successes, there can be no assurance that fundraising for our new and existing funds will experience similar success. If we were unable to raise such capital, we would be unable to deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.

We remain confident about our ability to find, identify, and source new investment opportunities that meet the requirements and return profile of our investment funds despite headwinds associated with increased asset valuations, competition and increased overall cost of credit. We continue to identify strategic acquisitions on off-market terms and anticipate that this trend will continue. We are at a point in our investment cycle where some of our funds have begun to exit significant parts of their portfolios while other are approaching a potential harvesting phase. We have complemented these cycles with other newer funds that will maintain management fees while providing continued sources of activity.

In February 2023, we expanded our access to institutional capital by entering into an agreement with Skyway Capital Markets to serve as a managing broker-dealer for our primary investment products. The agreement designates Skyway to assist us to raise capital primarily from third-party broker-dealers and registered investment advisors, many of which have an existing business relationship with Skyway. Skyway will assist us in our efforts to hire, train and manage a national wholesaling team, secure selling agreements, and provide appropriate due diligence to advisors distributing our funds. Our current managing broker-dealer will remain engaged with us to supervise and manage our existing private client sales team and to join Skyway as a selling group member.

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

The advancement of real estate investment-oriented technology, sometimes referred to as “proptech”, offers Caliber the benefit of new and innovative technologies to better execute on capital formation strategies, investment acquisition strategies, and investment management strategies. In recent years, Caliber has added to its technology stack with systems that we believe lead the market in their specific ability to enhance execution on our projects. Several of these technologies seek to incorporate investments in artificial intelligence, which we believe will be a prevailing trend in helping Caliber to enhance its project execution going forward.

Regional conflicts and instability, such as those in Israel and Ukraine, can have significant impacts on global markets and economies and investor perception and tolerance for risk. These conflicts could lead to increased volatility in financial markets, disrupt supply chains, and change investor appetite for investments in alternative assets.

Business Environment

Global markets are experiencing significant volatility driven by concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.4% in December 2023. As a result, from January 1, 2022 through January 31, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for Caliber’s funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to Caliber’s early years of operations. In both a buyer’s market and a stressed or distressed market, Caliber expects its business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows Caliber to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

Key Financial Measures and Indicators

Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the notes to our accompanying consolidated financial statements included herein.

Total Revenue

We generate the majority of our revenue in the form of asset management revenues and performance allocations. Included within our consolidated results are the related revenues of certain consolidated VIEs.

Total Expenses

Total expenses include operating costs, general and administrative, marketing and advertising and depreciation and amortization. Included within our consolidated results are the related expenses of consolidated VIEs.

Other Income (Expenses)

Other income (expenses) include interest expense and interest income.

Results of Operations

Comparison of the Consolidated Results of Operations for the Years Ended December 31, 2023 and 2022

The following table and discussion provide insight into our consolidated results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Asset management revenues	$10,571	$15,344	$(4,773)	(31.1)%
Performance allocations	3,639	2,543	1,096	43.1%
Consolidated funds – hospitality revenues	68,905	59,564	9,341	15.7%
Consolidated funds – other revenues	7,822	6,505	1,317	20.2%
Total revenues	90,937	83,956	6,981	8.3%

Expenses
Operating costs	21,311	14,609	6,702	45.9%
General and administrative	6,770	6,679	91	1.4%
Marketing and advertising	1,052	1,179	(127)	(10.8)%
Depreciation and amortization	550	58	492	848.3%
Consolidated funds – hospitality expenses	80,669	60,667	20,002	33.0%
Consolidated funds – other expenses	9,162	9,213	(51)	(0.6)%
Total expenses	119,514	92,405	27,109	29.3%

Consolidated funds - gain on sale of real estate investments	4,976	21,530	(16,554)	(76.9)%

Other income, net	374	326	48	14.7%
Gain on extinguishment of debt	—	1,421	(1,421)	(100.0)%
Interest income	350	178	172	96.6%
Interest expense	(4,717)	(1,055)	(3,662)	347.1%
Net (loss) income before income taxes	(27,594)	13,951	(41,545)	(297.8)%
Benefit from income taxes	—	—	—	0.0%
Net (loss) income	(27,594)	13,951	(41,545)	(297.8)%
Net (loss) income attributable to noncontrolling interests	(14,891)	11,931	(26,822)	(224.8)%
Net (loss) income attributable to CaliberCos Inc.	$(12,703)	$2,020	$(14,723)	(728.9)%

For the years ended December 31, 2023 and 2022, total revenues were $90.9 million and $84.0 million, respectively, representing a period-over-period increase of 8.3%. This increase was primarily due to an increase in revenues in our consolidated fund hotel assets resulting from increased occupancy rates and higher average daily rates and from revenues from Hilton Tucson East, which became a consolidated entity during the year ended December 31, 2023, offset by a decrease in asset management revenues. Asset management revenues consist of fees earned for fund set-up and formation, asset management, financing, development and construction, and brokerage services. The decrease in asset management revenues was primarily due to fund set-up fees earned for services performed in conjunction with the formation of Caliber Tax Advantaged Opportunity Zone Fund II, LLC during the year ended December 31, 2022.

For the years ended December 31, 2023 and 2022, total expenses were $119.5 million and $92.4 million, respectively, representing a period-over-period increase of 29.3%. The increase was primarily due to an increase in consolidated fund related expenses due to rising labor costs and variable costs associated with increased revenue, such as management and franchise fees and loyalty program costs, and from operating expenses from Hilton Tucson East, which became a consolidated entity during the year ended December 31, 2023. In addition, there was an increase in operating costs from (i) additional payroll associated with increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service, and (ii) an increase in stock compensation expense for restricted stock units that vested upon the closing of the Company’s initial public offering.

For the year ended December 31, 2023, consolidated funds – gain on sale of real estate investments includes the $5.0 million gain recognized on the sale of Northsight Crossing, a commercial property with a cost basis of $21.7 million. For the year ended December 31, 2022, consolidated funds – gain on sale of real estate investments includes the $21.5 million gain recognized on the sale of GC Square Apartments, a multi-family property with a cost basis of $9.1 million.

For the year ended December 31, 2023, other income, net includes rental income of $1.6 million related to space leased to third parties in Caliber’s headquarters office building, offset by a $1.3 million loss of estimated amounts due to investors of the Caliber Residential Advantage Fund, LP (“CRAF”) upon redemption of their investment and payment of any accrued and unpaid preferred return related to the disposal of the last single-family residential home owned by the fund (“Loss on CRAF Investment Redemption”). There was no comparable activity during the year ended December 31, 2022.

For the years ended December 31, 2023 and 2022, interest expense was $4.7 million and $1.1 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the year ended December 31, 2023, as compared to the same period in 2022. In addition, there was one real estate note outstanding during the year ended December 31, 2023 with no comparable real estate notes outstanding during the same period in 2022.

Comparison of the Unconsolidated Results of Operations for the Year Ended December 31, 2023 and 2022

The following table and discussion provide insight into our unconsolidated results of operations of the asset management platform for the year ended December 31, 2023 and 2022 (in thousands). Unconsolidated revenues and expenses are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. As a result, unconsolidated revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP because fee revenue is eliminated in consolidation when it is derived from a consolidated fund and due to the exclusion of the fund revenue recognized by the consolidated funds. Furthermore, unconsolidated expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Asset management revenues	$16,982	$21,575	$(4,593)	(21.3)%
Performance allocations	3,656	2,543	1,113	43.8%
Total revenues	20,638	24,118	(3,480)	(14.4)%

Expenses
Operating costs	21,808	14,609	$7,199	49.3%
General and administrative	6,807	6,742	65	1.0%
Marketing and advertising	1,053	1,179	(126)	(10.7)%
Depreciation and amortization	551	44	507	1,152.3%
Total expenses	30,219	22,574	7,645	33.9%

Other income (loss), net	649	256	$393	153.5%
Gain on extinguishment of debt	—	1,421	(1,421)	(100.0)%
Interest income	1,863	177	1,686	952.5%
Interest expense	(4,716)	(1,056)	(3,660)	346.6%
Net (loss) income before income taxes	(11,785)	2,342	(14,127)	(603.2)%
Provision for income taxes	—	—	—	0.0%
Net (loss) income	$(11,785)	$2,342	$(14,127)	(603.2)%

For the years ended December 31, 2023 and 2022, total revenues were $20.6 million and $24.1 million, respectively, representing a period-over-period decrease of 14.4%. The table below compares the revenues earned for providing services under the Company’s asset management platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the year ended December 31, 2023 to the revenues earned for the year ended December 31, 2022.

	Year Ended December 31,
	2023	2022	$ Change	% Change
Fund set-up fees	$523	$6,160	$(5,637)	(91.5)%
Fund management fees	9,597	8,347	1,250	15.0%
Financing fees	629	1,128	(499)	(44.2)%
Development and construction fees	4,984	3,492	1,492	42.7%
Brokerage fees	1,249	2,448	(1,199)	(49.0)%
Total asset management	16,982	21,575	(4,593)	(21.3)%
Performance allocations	3,656	2,543	1,113	43.8%
Total unconsolidated revenue	$20,638	$24,118	$(3,480)	(14.4)%

The decrease in fund set-up fees relates to services performed in conjunction with the formation of Caliber Tax Advantaged Opportunity Zone Fund II, LLC during the year ended December 31, 2022. In addition, the Company is transitioning from fund formation fees that are recognized as capital is raised into a fund to fund set-up fees that are a one-time fee not conditional on capital raise, resulting in a decrease in fund set-up fees of $0.9 million from the year ended December 31, 2022 to the year ended December 31, 2023.

The increase in development and construction fees is primarily due the execution of development agreements related to eight projects, partially offset by completing construction at three projects during the year ended December 31, 2023.

The decrease in brokerage fees is primarily due to a decrease in brokerage transactions, which were $57.8 million during the year ended December 31, 2023, as compared to $117.5 million in the same period in 2022.

For the year ended December 31, 2023 performance allocations were $3.7 million, which represents the carried interest earned related to the contribution of the hospitality assets to Caliber Hospitality, LP in March 2023, the disposition of one commercial property located in Scottsdale, Arizona, and 80 acres of land located in Johnstown, Colorado. For the year ended December 31, 2022 performance allocations were $2.5 million, which represents the carried interest earned related to the sale of the GC Square Apartments multi-family property in March 2022.

For the years ended December 31, 2023 and 2022, total expenses were $30.2 million and $22.6 million, respectively, representing a period-over-period increase of 33.9%. The increase was primarily due to an increase in operating costs from (i) additional payroll associated with increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company looks to enhance its capabilities across all lines of service, and (ii) an increase in stock compensation expense for restricted stock units that vested upon the closing of the Company’s initial public offering. The increase in depreciation and amortization was primarily due to the acquisition of the Company’s headquarters office building during the year ended December 31, 2023.

For the year ended December 31, 2023, other income, net includes rental income of $1.6 million related to space leased to third parties in Caliber’s headquarters office building, offset by a $1.3 million loss of estimated amounts due to investors of the Caliber Residential Advantage Fund, LP upon redemption of their investment and payment of any accrued and unpaid preferred return related to the disposal of the last single-family residential home owned by the fund. There was no comparable activity during the year ended December 31, 2022.

For the years ended December 31, 2023 and 2022, interest expense was $4.7 million and $1.1 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the year ended December 31, 2023, as compared to the same period in 2022. In addition, there was one real estate note outstanding during the year ended December 31, 2023 with no comparable real estate notes outstanding during the same period in 2022.

Investment Valuations

The investments that are held by our funds are generally considered to be illiquid and have no readily ascertainable market value. We value these investments based on our estimate of their fair value as of the date of determination. We estimate the fair value of our fund’s investments based on a number of inputs built within forecasting models which are either developed by a third-party or by our internal finance team. The models generally rely on discounted cash flow analysis and other techniques and may include independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amounts of cash flows, income and expenses for the property, the appropriateness of discount rates used, overall capitalization rate, and, in some cases, the ability to execute, estimated proceeds and timing of expected sales and financings. The majority of our assets utilize the income approach to value the property. Where appropriate, management may obtain additional supporting evidence of values from methods generally utilized in the real estate investment industry, such as appraisal reports and broker price opinion reports.

With respect to the underlying factors that led to the change in fair value in the current year, we identify assets that are undervalued and/or underperforming at the time of acquisition. Such assets generally undergo some form of repositioning soon after our acquisition in order to help drive increased appreciation and operating performance. Once the repositioning is complete, we focus on increasing the asset’s net operating income, thereby further increasing the value of the asset. By making these below-market acquisitions, adding value through development activities, and increasing free cash flow with proper management all represent a material component to our core business model.

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

Assets Under Management

Assets under management, or “AUM,” refers to the assets we manage or sponsor. We monitor two types of information with regard to our AUM:

i.Managed Capital – we define this as the total capital raised from investors and invested in our funds, including capital raised from investors in CaliberCos Inc. through corporate note issuances that was further invested in or loaned to our funds. We use this information to monitor, among other things, the amount of ‘preferred return’ that would be paid at the time of a distribution and the potential to earn a performance fee over and above the preferred return at the time of the distribution. Our fund management fees are based on a percentage of managed capital or a percentage of assets under management, and monitoring the change and composition of managed capital provides relevant data points for Caliber management to further calculate and predict future earnings.

ii.Fair Value (“FV”) AUM – we define this is as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of December 31, 2023, we had total FV AUM of approximately $741.2 million.

Although we believe we are utilizing generally accepted methodologies for our calculation of managed capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital

The table below summarizes the activity of the managed capital for the year ended December 31, 2023 (in thousands):

Managed Capital
Balances as of December 31, 2021	$306,899
Originations	85,574
Redemptions	(9,284)
Balances as of December 31, 2022	383,189
Originations	74,857
Redemptions	(22,962)
Other(1)	2,541
Balances as of December 31, 2023	$437,625
___________________________________________
(1)Other represents the inclusion of an investment of one of our funds upon the completion of an equity swap during the year ended December 31, 2023.

The following table summarizes managed capital for our investment fund portfolios as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Real Estate
Hospitality	$114,407	$102,071
Residential	74,224	62,819
Commercial	155,004	128,210
Total Real Estate(1)	343,635	293,100
Credit(2)	84,588	74,766
Other(3)	9,402	15,323
Total	$437,625	$383,189
___________________________________________
(1)Beginning during the year ended December 31, 2023, the Company includes capital raised from investors in CaliberCos Inc. through corporate note issuances that was further invested in our funds in Managed Capital. As of December 31, 2023 and December 31, 2022, the Company had invested $18.3 million and $5.4 million, respectively, in our funds.
(2)Credit managed capital represents loans made to Caliber’s investment funds by the Company and our diversified credit fund. As of December 31, 2023, the Company had loaned $8.5 million to our funds. As of December 31, 2022, no amounts had been loaned to our funds from the Company.
(3)Other managed capital represents undeployed capital held in our diversified funds.

Managed capital for our hospitality funds increased by $12.3 million during the year ended December 31, 2023, representing: (i) the $6.7 million purchase of Caliber Hospitality Trust’s Class A non-voting preferred stock and (ii) $1.2 million purchase of Caliber Hospitality Trust’s Class B non-voting preferred stock, which was offset by (iii) a $6.0 million decrease when hotel operations ceased at the Four Points by Sheraton hotel, as the Company is converting the property into a multi-family residential asset. The Company also invested $10.4 million into our hospitality funds through corporate notes.

Managed capital for our residential investment funds increased by $11.4 million during the year ended December 31, 2023: representing (i) $7.1 million in capital raised into our residential assets offset by $4.3 million of redemptions, and (ii) $5.1 million contributed by our diversified funds offset by $2.5 million of redemptions by diversified funds. Additionally, there was an additional $6.0 million due to the planned conversion of the Four Points by Sheraton hotel discussed above.

Managed capital for our commercial investment funds increased $26.8 million during the year ended December 31, 2023, representing: (i) $10.7 million in capital raised into our commercial assets offset by $9.8 million of redemptions, (ii) $2.5 million due to the inclusion of an investment of one of our funds upon the completion of an equity swap, and (iii) $25.7 million contributed by our diversified funds offset by $2.3 million of redemptions, to support four commercial ground-up builds and acquisitions in Arizona and one commercial ground-up build and acquisition in Colorado. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.

During the year ended December 31, 2023, we raised $21.0 million of new capital into Caliber Fixed Income Fund III, LP (“CFIF III”) and deployed it into our various real estate investments, which was offset by $19.4 million of repayments of the notes receivable. We also deployed $24.8 million directly into new investments in the form of notes receivable, which was offset by $16.6 million of repayments of the notes receivable.

As of December 31, 2023, we held $9.4 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $5.3 million of undeployed cash and pursuit costs, compared to $15.3 million of other managed capital, which included a $6.2 million private equity investment in a local start-up business and $12.1 million of undeployed cash and pursuit costs held as of December 31, 2022.

FV AUM

Our fair value AUM decreased primarily due to asset sales, partially offset by asset purchases. The table below details the activities that had an impact on our FV AUM, during the year ended December 31, 2023 (in thousands).

Balances as of December 31, 2022	$745,514
Assets acquired(1)	29,384
Construction and net market appreciation	9,129
Assets sold or disposed(2)	(52,710)
Credit(3)	9,822
Other(4)	51
Balances as of December 31, 2023	$741,190

The following table summarizes FV AUM of our investment fund portfolios as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Real Estate
Hospitality	$268,800	$319,300
Residential	138,000	86,900
Commercial	240,400	255,197
Total Real Estate	647,200	661,397
Credit(2)	84,588	74,766
Other(3)	9,402	9,351
Total	$741,190	$745,514
___________________________________________
(1)Assets acquired during the year ended December 31, 2023 include one development asset in Colorado, our headquarters office building, and two multi-family residential assets in Arizona.
(2)Assets sold during the year ended December 31, 2023 include lot sales related to a development asset in Colorado, one development asset in Colorado, nine homes from our residential fund, and one commercial asset in Arizona.
(3)Credit FV AUM represents loans made to Caliber’s investment funds by our diversified credit fund.
(4)Other FV AUM represents undeployed capital held in our diversified funds.

Non-GAAP Measures

We use non-GAAP financial measures to evaluate operating performance, identify trends, formulate financial projections, make strategic decisions, and for other discretionary purposes. We believe that these measures enhance the understanding of ongoing operations and comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they provides investors a view of the performance attributable to CaliberCos Inc. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our presentation of non-GAAP measures may not be comparable to similarly identified measures of other companies because not all companies use the same calculations. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

Fee-Related Earnings and Related Components

Fee-Related Earnings is a supplemental non-GAAP performance measure used to assess our ability to generate profits from fee-based revenues, focusing on whether our core revenue streams, are sufficient to cover our core operating expenses. Fee-Related Earnings represents the Company’s net income (loss) before income taxes adjusted to exclude depreciation and amortization, stock-based compensation, interest expense and extraordinary or non-recurring revenue and expenses, including performance allocation revenue and gain (loss) on extinguishment of debt, public registration direct costs related to aborted or delayed offerings and our Reg A+ offering, the share repurchase costs related to the Company’s Buyback Program, litigation settlements, and expenses recorded to earnings relating to investment deals which were abandoned or closed. Fee-Related Earnings is presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to CaliberCos Inc. and is consistent with performance models and analysis used by management.

Distributable Earnings

Distributable Earnings is a supplemental non-GAAP performance measure equal to Fee-Related Earnings plus performance allocation revenue and less interest expenses and provision for income taxes. We believe that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results assessing the amount of earnings available for distribution.

Caliber Adjusted EBITDA

Caliber Adjusted EBITDA represents the Company’s Distributable Earnings adjusted for interest expense, the share repurchase costs related to the Company’s Buyback Program, other income (expense), and provision for income taxes on a basis that deconsolidates our consolidated funds (intercompany eliminations), Loss on CRAF Investment Redemption, Gain on extinguishment of Payroll Protection Program loans, and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to CaliberCos Inc. and is consistent with performance models and analysis used by management.

Consolidated Adjusted EBITDA

Consolidated Adjusted EBITDA represents the Company’s and the consolidated funds’ earnings before net interest expense, income taxes, depreciation and amortization, further adjusted to exclude stock-based compensation, transaction fees, expenses and other public registration direct costs related to aborted or delayed offerings and our Reg A+ offering, the share repurchase costs related to the Company’s Buyback Program, litigation settlements, expenses recorded to earnings relating to investment deals which were abandoned or closed, any other non-cash expenses or losses, as further adjusted for extraordinary or non-recurring items.

The following table presents a reconciliation of net (loss) income attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Caliber Adjusted EBITDA, and Consolidated Adjusted EBITDA for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Net (loss) income attributable to CaliberCos Inc.	$(12,703)	$2,020
Net (loss) income attributable to noncontrolling interests	(14,891)	11,931
Net (loss) income	(27,594)	13,951
Provision for income taxes	—	—
Net (loss) income before income taxes	(27,594)	13,951
Depreciation and amortization	551	58
Consolidated funds’ impact on fee-related earnings	14,020	(11,551)
Stock-based compensation	3,726	460
Severance	19	—
Legal costs	—	525
Public registration costs	—	779
Performance allocations	(3,639)	(2,543)
Other income, net	(374)	(326)
Gain on extinguishment of debt	—	(1,421)
Interest expense, net	4,367	877
Fee-Related Earnings	(8,924)	809
Performance allocations	3,639	2,543
Interest expense, net	(4,367)	(877)
Provision for income taxes	—	—
Distributable Earnings	(9,652)	2,475
Interest expense	4,717	1,055
Share buy-back	183	313
Other income, net	374	326
Provision for income taxes	—	—
Loss on CRAF Investment Redemption	1,339	—
Gain on extinguishment of Payroll Protection Program loans	—	1,421
Consolidated funds’ impact on Caliber Adjusted EBITDA	1,788	(71)
Caliber Adjusted EBITDA	(1,251)	5,519
Consolidated funds' EBITDA Adjustments	11,419	31,220
Consolidated Adjusted EBITDA	$10,168	$36,739

The following tables present a reconciliation of unconsolidated revenues, expenses and net income to the most comparable GAAP measure for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$16,982	$(6,411)	$10,571
Performance allocations	3,656	(17)	3,639
Consolidated funds – hospitality revenue	—	68,905	68,905
Consolidated funds – other revenue	—	7,822	7,822
Total revenues	20,638	70,299	90,937

Expenses
Operating costs	21,808	(497)	$21,311
General and administrative	6,807	(37)	6,770
Marketing and advertising	1,053	(1)	1,052
Depreciation and amortization	551	(1)	550
Consolidated funds – hospitality expenses	—	80,669	80,669
Consolidated funds – other expenses	—	9,162	9,162
Total expenses	30,219	89,295	119,514

Consolidated funds – gain on sale of real estate investments	—	4,976	$4,976

Other income (loss), net	649	(275)	$374
Gain on extinguishment of debt	—	—	—
Interest income	1,863	(1,513)	350
Interest expense	(4,716)	(1)	(4,717)
Net loss before income taxes	(11,785)	(15,809)	(27,594)
Provision for income taxes	—	—	—
Net loss	(11,785)	(15,809)	(27,594)
Net loss attributable to noncontrolling interests	—	(14,891)	(14,891)
Net (loss) income attributable to CaliberCos Inc.	$(11,785)	$(918)	$(12,703)

	Year Ended December 31, 2022
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$21,575	$(6,231)	$15,344
Performance allocations	2,543	—	2,543
Consolidated funds – hospitality revenue	—	59,564	59,564
Consolidated funds – other revenue	—	6,505	6,505
Total revenues	24,118	59,838	83,956

Expenses
Operating costs	14,609	—	14,609
General and administrative	6,742	(63)	6,679
Marketing and advertising	1,179	—	1,179
Depreciation and amortization	44	14	58
Consolidated funds – hospitality expenses	—	60,667	60,667
Consolidated funds – other expenses	—	9,213	9,213
Total expenses	22,574	69,831	92,405

Consolidated funds – gain on sale of real estate investments	—	21,530	21,530

Other income, net	256	70	326
Gain on extinguishment of debt	1,421	—	1,421
Interest income	177	1	178
Interest expense	(1,056)	1	(1,055)
Net income before income taxes	2,342	11,609	13,951
Provision for income taxes	—	—	—
Net income	2,342	11,609	13,951
Net income attributable to noncontrolling interests	—	11,931	11,931
Net income (loss) attributable to CaliberCos Inc.	$2,342	$(322)	$2,020

Liquidity and Capital Resources
We have incurred operating losses and negative operating cash flows for the year ended December 31, 2023, and may incur operating losses and negative cash flows in future periods. We had individual corporate notes aggregating $36.4 million at December 31, 2023 for which the maturity dates of the majority of these notes are within the 12-month period subsequent to when the financial statements for the year ended December 31, 2023 were issued.

In response to these conditions, and the absence of sufficient funds to satisfy the debt obligations referenced above, management plans to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect receivables and return investments from the Consolidated Funds, and/or v) increase capital raise through continued expansion of fundraising channels. The Company has commenced discussions with the various lenders in pursuit of extending or refinancing its loans. As of the date of these financial statements, management was able to extend $12.3 million of corporate notes for an additional 13 months (see Note 6 – Notes Payable). Management’s plans include timely collection on the Company’s outstanding accounts and notes receivable from affiliated entities for which management has influence and control and implementing strategies to reduce costs. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Each of our funds and the related assets that are acquired or own equity interest in those funds are established as separate legal entities with limited liability. Therefore, the cash flows generated by these entities, whether through operations or financing, are unavailable for general corporate purposes, except as payment to the Company for services performed by the Company.

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

Equity Financing

On May 19, 2023, the Company closed its initial public offering of 1,200,000 shares of Class A common stock at a public offering price of $4.00 per share, for aggregate gross proceeds of $4.8 million before deducting underwriting discounts, commissions, and other offering expenses.

Corporate Debt

As of December 31, 2023, we have issued and outstanding unsecured promissory notes of $37.8 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.42%, and maturity dates ranging from January 2024 to March 2025. The purpose of this financing program is to provide the Company with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of Caliber’s funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. Management has historically been successful at extending these note programs and, as a result, continues to expect similar outcomes. This outstanding debt resulted in $4.0 million and $1.0 million of interest expense for the year ended December 31, 2023 and 2022.
Cash Flows Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and primary drivers of cash flows within the Company’s consolidated statements of cash flows (in thousands).

	Years Ended December 31,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(18,720)	$(7,429)	$(11,291)
Investing activities	(5,364)	(31,752)	26,388
Financing activities	25,790	38,583	(12,793)
Net change in cash and cash equivalents	$1,706	$(598)	$2,304

The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds (in thousands).

	Years Ended December 31,
	2023	2022	$ Change
Net cash used in the Company's operating activities	$(7,153)	$(5,435)	$(1,718)
Net cash used in the consolidated funds' operating activities	(11,567)	(1,994)	(9,573)
Net cash used in the Company's operating activities	(18,720)	(7,429)	(11,291)
Net cash used in the Company's investing activities	(3,487)	(810)	(2,677)
Net cash used in the consolidated funds' investing activities	(1,877)	(30,942)	29,065
Net cash used in the Company's investing activities	(5,364)	(31,752)	26,388
Net cash provided by the Company's financing activities	24,706	8,452	16,254
Net cash provided by the consolidated funds' financing activities	1,084	30,131	(29,047)
Net cash provided by the Company's financing activities	25,790	38,583	(12,793)
Net change in cash and cash equivalents	$1,706	$(598)	$2,304
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. The increase in net cash flows used in operating activities of the Company during the year ended December 31, 2023, as compared to the same period in 2022, was primarily related to increased interest payments related to the Company’s corporate notes. The increase in net cash flows used in operating activities of the consolidated funds during the year ended December 31, 2023, as compared to the net cash flows provided by operating activities during the same period in 2022, was primarily due to increased interest payments related to the consolidated funds notes payable.
Investing Activities
The increase in net cash flows used in investing activities of the Company for the year ended December 31, 2023, as compared to the same period in 2022, primarily relates to an increase in the acquisition of real estate assets. The decrease in net cash flows used in investing activities of the consolidated funds is primarily due to the decrease in the acquisition of real estate assets and the net impact of the consolidation and deconsolidation of VIEs, offset by a decrease in proceeds from the sale of real estate investments.
Financing Activities

The increase in net cash flows provided by financing activities of the Company for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to an increase of $13.7 million of net proceeds on notes payable and an increase of $2.6 million in proceeds from the issuance of common stock, net of equity issuance costs during the year ended December 31, 2023 as compared to the same period in 2022. The decrease in net cash flows provided by financing activities of the consolidated funds is primarily due to a decrease in the net proceeds from notes payable and notes payable – related parties of our consolidated funds of $12.9 million, an increase in deferred financing costs paid of $2.3 million, and an increase in distributions to noncontrolling interest holders of $5.7 million during the year ended December 31, 2023 as compared to the same period in 2022.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions.

Accounting Estimates of the Company

We believe the following critical accounting policies affect the Company’s more significant estimates and judgements used in the preparation of our consolidated financial statements.

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

The following describes revenue recognition for the fees the Company earns from providing services under its asset management platform:

Fund set-up fees are a one-time fee for the initial formation, administration, and set-up of the private equity real estate fund. These fees are recognized at the point in time when the performance under the contract is complete and are included in asset management revenues in the accompanying consolidated statements of operations. Fund set-up fees replaced fund formation fees that are earned at a point in time at a fixed rate based on the amount of capital raised into certain managed funds.

Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust (as defined in Note 3 – VIEs), the Company earns a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

Financing fees are earned for services the Company performs in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, the Company earns fees for guarantying certain loans, representing a performance obligation that the Company satisfies over time. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

Development and construction revenues from contracts with customers include fixed fee arrangements with related party affiliates to provide real estate development services as their principal developer, which include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by the funds. Revenues are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, development fee revenue is recognized over time as the performance obligations are satisfied. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

Brokerage fees are earned at a point in time at fixed rates for services performed related to acquisitions, dispositions, leasing, and financing transaction, and are included in asset management revenues in the accompanying consolidated statements of operations.

Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold. These revenues are included in performance allocations in the accompanying consolidated statements of operations.

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

Accounting Estimates of Consolidated Funds

We believe the following critical accounting policies affect the consolidated funds’ more significant estimates and judgements used in the preparation of our consolidated financial statements.

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

The consolidated funds receive deposits for events and rooms. Such deposits are deferred and included in other liabilities on the accompanying consolidated balance sheets. The deposits are credited to consolidated funds – hospitality revenue when the specific event takes place.

Consolidated funds – other revenue

Consolidated funds – other revenue primarily consists of rental revenue of $4.0 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

As of December 31, 2023, our debt included fixed-rate debt with a fair value and carrying value of $96.0 million and $103.9 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of December 31, 2023, our debt included variable-rate debt with a fair value and carrying value of $81.6 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2023 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.8 million annually.

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
Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this document.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the SEC for newly public companies.

Because we are an “emerging growth company” under the JOBS Act, our independent public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The Financial Statements are included herein at pages F-3 through F-7.

Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, the required information is contained elsewhere in this Annual Report on Form 10-K, or the schedules are inapplicable and have therefore been omitted.

Exhibits

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CaliberCos Inc. (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023
3.2	Amended and Restated Bylaws of CaliberCos Inc. (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
4.1*	Description of Securities
4.2
Form of Class A common stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 28, 2022 (File No. 333-267657))

4.3
Amended and Restated Stockholders’ Agreement dated March 22, 2023, by and among the Company, John C. Loeffler, Jennifer Schrader and Donnie Schrader (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on March 22, 2023 (File No. 333-267657))

4.3.1
Stock Purchase Agreement dated September 21, 2018, by and among the Company and Donnie Schrader (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on June 13, 2019)

10.1†	CaliberCos Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of CaliberCos Inc.’s Form S-8 (File No. 333-272078), filed with the SEC on May 19, 2023)
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

10.6†
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Jennifer Schrader (incorporated by reference to Exhibit 6.5 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.7†
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and John C. Loeffler II (incorporated by reference to Exhibit 6.6 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.8†
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Roy Bade (incorporated by reference to Exhibit 6.7 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.9†
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

10.15	Contribution Agreement dated June 30, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 024-11016), filed with the SEC on July 7, 2023)
14.1*	Code of Ethics
19.1*	Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
_____________________________

*	Filed herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on April 15, 2024.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	April 15, 2024
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	April 15, 2024
Jade Leung

/s/ Jennifer Schrader	President, Chief Operating Officer and Vice-Chairperson	April 15, 2024
Jennifer Schrader

/s/ William J. Gerber	Director	April 15, 2024
William J. Gerber

/s/ Michael Trzupek	Director	April 15, 2024
Michael Trzupek

/s/ Dan Hansen	Director	April 15, 2024
Dan Hansen

/s/ Lawrence Taylor	Director	April 15, 2024
Lawrence Taylor

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CaliberCos Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CaliberCos Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
April 15, 2024
We have served as the Company's auditor since 2020.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2023	December 31, 2022
Assets
Cash	$940	$1,921
Restricted cash	2,569	23
Real estate investments, net	21,492	2,065
Due from related parties	9,759	9,646
Investments in unconsolidated entities	3,338	3,156
Operating lease - right of use assets	193	1,411
Prepaid and other assets	2,781	5,861
Assets of consolidated funds
Cash	2,865	5,736
Restricted cash	11,266	8,254
Real estate investments, net	185,636	196,177
Accounts receivable, net	1,978	2,228
Notes receivable - related parties	34,620	28,229
Operating lease - right of use assets	10,318	8,769
Prepaid and other assets	11,677	5,358
Total assets	$299,432	$278,834

Liabilities and Stockholders’ Equity
Notes payable	$53,799	$14,653
Notes payable - related parties	—	365
Accounts payable and accrued expenses	8,886	6,374
Buyback obligation	—	12,391
Due to related parties	257	171
Operating lease liabilities	119	1,587
Other liabilities	420	64
Liabilities of consolidated funds
Notes payable, net	129,684	134,256
Notes payable - related parties	12,055	6,973
Accounts payable and accrued expenses	11,736	9,252
Due to related parties	101	68
Operating lease liabilities	13,957	12,461
Other liabilities	2,400	3,030
Total liabilities	233,414	201,645

Commitments and Contingencies

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2023	December 31, 2022
Preferred stock, $0.001 par value; 22,500,000 authorized and no shares issued and outstanding as of December 31, 2023 and 12,500,000 shares authorized and 1,651,302 shares of Series B Preferred Stock issued and outstanding as of December 31, 2022	—	—
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 13,872,671 and 10,790,787 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	14	11
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 7,416,414 shares issued and outstanding as December 31, 2023 and December 31, 2022	7	7
Paid-in capital	39,432	33,108
Less treasury stock, at cost, 277,342 shares repurchased and 3,432,351 forward repurchase shares as of December 31, 2022. As of December 31, 2023, there were 318,957 shares repurchased and no forward repurchase shares	—	(13,626)
Accumulated deficit	(36,830)	(22,709)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	2,623	(3,209)
Stockholders’ equity attributable to noncontrolling interests	63,395	80,398
Total stockholders’ equity	66,018	77,189
Total liabilities and stockholders’ equity	$299,432	$278,834
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2023	2022
Revenues
Asset management revenues	$10,571	$15,344
Performance allocations	3,639	2,543
Consolidated funds – hospitality revenues	68,905	59,564
Consolidated funds – other revenues	7,822	6,505
Total revenues	90,937	83,956

Expenses
Operating costs	21,311	14,609
General and administrative	6,770	6,679
Marketing and advertising	1,052	1,179
Depreciation and amortization	550	58
Consolidated funds – hospitality expenses	80,669	60,667
Consolidated funds – other expenses	9,162	9,213
Total expenses	119,514	92,405

Consolidated funds - gain on sale of real estate investments	4,976	21,530

Other income, net	374	326
Gain on extinguishment of debt	—	1,421
Interest income	350	178
Interest expense	(4,717)	(1,055)
Net (loss) income before income taxes	(27,594)	13,951
Benefit from income taxes	—	—
Net (loss) income	(27,594)	13,951
Net (loss) income attributable to noncontrolling interests	(14,891)	11,931
Net (loss) income attributable to CaliberCos Inc.	$(12,703)	$2,020
Basic net (loss) income per share attributable to common stockholders	$(0.63)	$0.11
Diluted net (loss) income per share attributable to common stockholders	$(0.63)	$0.11
Weighted average common shares outstanding:
Basic	20,087	18,003
Diluted	20,087	19,822
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2021	1,650	—	10,523	10	7,416	7	29,249	(13,626)	(24,729)	58,782	49,693
Issuance of common stock	—	—	492	1	—	—	3,311	—	—	—	3,312
Repurchases of common stock	—	—	(277)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	13	—	—	—	548	—	—	—	548
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	26,389	26,389
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(2,085)	(2,085)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(4,364)	(4,364)
Consolidation of VIE	—	—	—	—	—	—	—	—	—	3,864	3,864
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(14,119)	(14,119)
Other	1	—	40	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	2,020	11,931	13,951
Balances as of December 31, 2022	1,651	$—	10,791	$11	7,416	$7	$33,108	$(13,626)	$(22,709)	$80,398	$77,189
Issuance of common stock, net of issuance costs	—	—	1,200	1	—	—	2,598	—	—	—	2,599
Repurchases of common stock	—	—	(42)	—	—	—	—	—	—	—	—
Conversions of preferred stock	(1,651)	—	1,651	2	—	—	—	—	—	—	2
Equity based compensation expense	—	—	273	—	—	—	3,726	—	—	—	3,726
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	27,927	27,927
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(10,045)	(10,045)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(10,014)	(10,014)
Consolidation of VIE	—	—	—	—	—	—	—	—	—	(20,805)	(20,805)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	10,825	10,825
Retirement of treasury stock	—	—	—	—	—	—	—	13,626	(1,418)	—	12,208
Net income (loss)	—	—	—	—	—	—	—	—	(12,703)	(14,891)	(27,594)
Balances as of December 31, 2023	—	$—	13,873	$14	7,416	$7	$39,432	$—	$(36,830)	$63,395	$66,018
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(27,594)	$13,951
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	527	44
Non-cash lease expense and gain on lease extinguishment	(280)	(125)
Non-cash performance allocations	(2,382)	—
Equity-based compensation	3,726	547
Gain on the disposition of real estate	—	(122)
Gain on extinguishment of debt	—	(1,421)
Loss on investments in unconconsolidated entities	1,339	—
Amortization of above-market/below market leases and straight-line rent, net	203	—
Amortization of deferred financing costs	34	—
Changes in operating assets and liabilities:
Due from related parties	(1,897)	(4,028)
Prepaid expenses, right-of-use assets and other assets	3,169	(6,225)
Accounts payable and accrued expenses	931	3,145
Due to related parties	86	(556)
Lease liabilities and other liabilities	94	1,286
Adjustments to reconcile net (loss) income to net cash from operating activities of consolidated funds:
Depreciation	10,358	9,293
Non-cash lease expense	(53)	(106)
Gain on the disposition of real estate	(4,976)	(20,419)
Loss (gain) on extinguishment of debt	238	(3,131)
Loss (gain) on derivative instruments	515	(1,646)
Loss on disposal of furniture, fixtures and equipment	687	—
Impairment	—	144
Amortization of advanced key money	(75)	(75)
Amortization of above-market/below market leases and straight-line rent, net	(409)	40
Amortization of deferred financing costs	1,543	643
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(375)	(1,012)
Due from related parties	3	190
Prepaid expenses, right-of use assets and other assets	(8,040)	(9,414)
Accounts payable and accrued expenses	1,141	969
Due to related parties	1,503	170
Lease liabilities and other liabilities	1,264	10,429
Net cash used in the Company's operating activities	(18,720)	(7,429)

Cash Flows From Investing Activities
Investments in real estate assets	(250)	(275)
Acquisition of real estate assets	(3,015)	—
Proceeds from the sale of real estate assets	10	239
Investments in unconsolidated entities	(182)	(774)
Funding of notes receivable - related party	(980)	—
Payment received on notes receivable - related party	930	—

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2023	2022
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	$12,927	$1,393
Deconsolidation of VIEs	(12,952)	(17,235)
Investments in real estate assets	(13,744)	(13,941)
Acquisition of real estate assets	(6,643)	(23,766)
Proceeds from the sale of real estate assets	26,075	30,734
Funding of notes receivable - related party	(15,963)	(13,052)
Payment received on notes receivable - related party	8,423	4,925
Net cash used in the Company's investing activities	(5,364)	(31,752)

Cash Flows From Financing Activities
Payment of deferred financing costs	(253)	—
Proceeds from notes payable	26,605	10,390
Repayments of notes payable	(3,697)	(1,148)
Proceeds from notes payable - related parties	4,000	—
Repayments of notes payable - related parties	(4,365)	(490)
Proceeds from the issuance of common stock, net of issuance costs	2,599	13
Payments of treasury stock - buyback obligation	(183)	(313)
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(2,782)	(510)
Proceeds from notes payable	69,654	35,563
Repayments of notes payable	(79,031)	(28,285)
Proceeds from notes payable - related parties	10,008	15,901
Repayments of notes payable - related parties	(2,802)	(12,478)
Contributions from noncontrolling interest holders	26,096	26,389
Redemptions of noncontrolling interests	(10,045)	(2,085)
Distributions to noncontrolling interest holders	(10,014)	(4,364)
Net cash provided by the Company's financing activities	25,790	38,583

Net Change in Cash and Restricted Cash	1,706	(598)
Cash and Restricted Cash at Beginning of Period	15,934	16,532
Cash and Restricted Cash at End of Period	$17,640	$15,934

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$7,657	$8,378
Restricted cash at beginning of period	8,277	8,154
Cash and restricted cash at beginning of period	15,934	16,532

Cash at end of period	$3,805	$7,657
Restricted cash at end of period	13,835	8,277
Cash and restricted cash at end of period	17,640	15,934
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”) is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services to the investments we manage including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of December 31, 2023, we had operations in Alaska, Arizona, Colorado, and Texas.
In general, our private equity real estate funds are organized as operating partnerships, in which multiple unrelated passive investors own partnership interests. In addition, we are designated as the manager and/or general partner of the partnership. Depending on the legal structure and arrangements between us and the funds, we may or may not consolidate the partnerships for financial reporting purposes. For funds in which we are determined to be the controlling party or primary beneficiary for financial reporting purposes, the fund is consolidated, and the passive investors’ ownership is presented as noncontrolling interest in the accompanying consolidated financial statements (“Consolidated Funds”, and collectively with the Company, the “Consolidated Company”, “Caliber”, “we”, “our”, and “us”). For funds in which we are not determined to be the controlling party for financial reporting purposes, the fund is not consolidated, and any fees earned from the fund are included in fund management revenue in the accompanying consolidated financial statements. See Note 2 – Summary of Significant Accounting Policies for more detail.
Liquidity and Going Concern

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had individual corporate notes aggregating $36.4 million at December 31, 2023 for which the maturity dates of the majority of these notes are within the 12-month period subsequent to when the financial statements for the year ended December 31, 2023 were issued. Additionally, the Company has incurred operating losses and negative operating cash flows for the year ended December 31, 2023, and anticipates additional future operating losses and negative operating cash flows. The Company does not have sufficient cash on hand to satisfy such obligations. As such, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management plans to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect receivables and return investments from the Consolidated Funds, and/or v) increase capital raise through continued expansion of fundraising channels. The Company has commenced discussions with the various lenders in pursuit of extending or refinancing its loans. As of the date of these financial statements, management was able to extend $12.3 million of corporate notes for an additional 13 months (see Note 6 – Notes Payable). Management’s plans include timely collection on the Company’s outstanding accounts and notes receivable from affiliated entities for which management has influence and control and implementing strategies to reduce costs. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Accounting Policies of the Company

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include our accounts, our consolidated subsidiaries, and legal entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The equity and net income or loss attributable to noncontrolling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets, statements of operations, and statements of changes in stockholders’ equity. All intercompany balances and transactions have been eliminated in consolidation.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Entities

We determine if an entity is a variable interest entity (“VIE”) based on several factors, including whether the equity holders, as a group, lack the characteristics of a controlling financial interest. We analyze any investments in VIEs to determine if we are the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE.

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

Reclassification

The asset management fees and transaction and advisory fees, previously presented in their own line items for prior periods presented, have been combined into one line item, asset management revenues in the accompanying consolidated statements of operations, to be consistent with the current year presentation. The reclassification does not affect prior period’s total revenues or net income (loss).

Use of Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments in Unconsolidated Entities

If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited liability companies and other investments is based on voting control. For our managing member interests in limited liability companies, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling investments in these entities under the equity method. Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIE in which we are not the primary beneficiary are accounted for under the equity method. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the equity method investment’s earnings and distributions. Our share of the earnings or loss from equity method investments is included in other income (expenses), net on the accompanying consolidated statements of operations.

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

As of December 31, 2023 and December 31, 2022, the carrying amount of our investments in unconsolidated entities was $3.3 million and $3.2 million, respectively. In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the years ended December 31, 2023 and 2022, the Company had no impairment losses related to its investments in unconsolidated entities.

Depreciation and Amortization Expense

During the year ended December 31, 2023, the Company acquired its headquarters office building, recording the real estate assets at cost. Building and building improvements are depreciated over the estimated useful life of the respective asset, generally 15 to 40 years. Depreciation expense also includes costs associated with the purchase of furniture and equipment, which are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset, generally three to seven years beginning in the first full month the asset is placed in service. Intangible lease assets are amortized using the straight-line method over the lease term.

For the year ended December 31, 2023, depreciation expense for the Company was $0.5 million. Depreciation expense for the Company was an immaterial amount for the year ended December 31, 2022.

Impairment of Long-Lived Assets

Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is determined not to be recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we test its recoverability by comparing the carrying amount to our estimate of the undiscounted net future cash flows resulting from the use of the asset, excluding interest charges. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.

For the years ended December 31, 2023 and 2022, the Company had no impairment losses related to its real estate and other long-lived assets.

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

Noncontrolling Interests in Consolidated Real Estate Partnerships

We report the unaffiliated partners’ interests in the net assets of our consolidated real estate partnerships as noncontrolling interests within the accompanying consolidated statements of changes in stockholders’ equity. Noncontrolling interests consist of equity interests held by limited partners in consolidated real estate partnerships. We attribute to noncontrolling interests their share of income or loss of the consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity and partners’ capital accounts.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following describes revenue recognition for the fees the Company earns from providing services under its asset management platform:

Fund set-up fees are a one-time fee for the initial formation, administration, and set-up of the private equity real estate fund. These fees are recognized at the point in time when the performance under the contract is complete and are included in asset management revenues in the accompanying consolidated statements of operations. Fund set-up fees replaced fund formation fees that are earned at a point in time at a fixed rate based on the amount of capital raised into certain managed funds.

Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust (as defined in Note 3 – VIEs), the Company earns a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

Financing fees are earned for services the Company performs in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, the Company earns fees for guarantying certain loans, representing a performance obligation that the Company satisfies over time. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

Development and construction revenues from contracts with customers include fixed fee arrangements with related party affiliates to provide real estate development services as their principal developer, which include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by the funds. Revenues are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, development fee revenue is recognized over time as the performance obligations are satisfied. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

Brokerage fees are earned at a point in time at fixed rates for services performed related to acquisitions, dispositions, leasing, and financing transaction, and are included in asset management revenues in the accompanying consolidated statements of operations.

Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold. These revenues are included in performance allocations in the accompanying consolidated statements of operations.

Leases

Lessor

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third-party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of December 31, 2023. For operating leases with minimum scheduled rent increases, the consolidated

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

Accounts Receivable

Accounts receivable primarily consists of reimbursable expenses from third-party development projects. The Company continually reviews receivables and determines collectability by taking into consideration the history of past write-offs, collections, current credit conditions, payment history, and the financial condition of the related third-party service providers. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in operating costs on the accompanying consolidated statements of operations. The Company did not record an allowance for doubtful accounts as of December 31, 2023 and 2022.

Earnings Per Share

Basic earnings per share attributable to common stockholders is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares outstanding during each period. The computation of diluted income (loss) per share attributable to common stockholders further assumes the potential dilutive effect of potential common shares, which includes common shares, consisting of (a) stock options and warrants using the treasury stock method, and (b) convertible debt and preferred stock using the if-converted method. To the extent the inclusion of potential common shares is anti-dilutive, the potential common shares are excluded from the computation of diluted income (loss) per share attributable to common stockholders. See Note 13 – Net Income (Loss) Per Share for the calculation of earnings per share.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Related Parties

In the normal course of business, the Company enters into transactions with related parties. Related parties include affiliates of the entity, entities under common control of the Company, significant stockholders and executive management, and other parties that can significantly influence the management and operating policies of the Company.

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

We recognize the impact of an income tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Any related interest and penalties would be classified as income taxes in the accompanying consolidated statements of operations. See Note 10 – Income Taxes for more detail.

Share-Based Compensation

In July 2017, the Company’s Board of Directors approved the 2017 Incentive Stock Plan (the “2017 Plan”), which was amended and restated in December 2021 to authorize the issuance of up to 10.0 million shares of common stock. The Company estimates the fair value of stock options using the Black-Scholes valuation model, which requires certain assumptions that can materially impact the estimation of fair value and related compensation expense. The assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, and the expected term of stock option awards. Management elected to recognize forfeitures as they occur pursuant to ASU 2016-09, Compensation — Stock Compensation. As a result, no forfeiture rate was assumed. The fair value of restricted stock units is based on the fair value of the Company’s common stock at the date of grant.

Segments

Historically, the Company’s operations were organized into three reportable segments, fund management, development, and brokerage. During the three months ended December 31, 2023, the Company reevaluated its reportable segments, considering (i) the evolution of the Company after closing its initial public offering and how the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, assesses performance and allocates resources, (ii) changes to the budgeting process and in key personnel driven by the Company’s growth initiatives, and (iii) how management reports ongoing company performance to the Board of Directors. With the evolution and growth of the Company, the Company’s CODM assesses performance and resource allocation on an aggregate basis under the Company’s asset management platform, and no longer reviews operating results for development or brokerage activity separately. As such, management concluded that the Company operates through one operating segment.

The Company’s CODM assesses revenue, operating expenses and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated investment funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Management concluded that the consolidated investment funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as The Company’s CODM does not review the operating results of these investment funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The investment funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the years ended December 31, 2023 and 2022, depreciation expense was $10.4 million and $9.3 million, respectively.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the years ended December 31, 2023 and 2022, our consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.

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

Advance Key Money

Our consolidated funds have entered into certain arrangements in which hotel franchisors or their affiliates have provided the consolidated funds with financing as part of a franchise arrangement. The consolidated funds have been advanced funds upon entering into a franchise agreement and are not required to repay the funds as long as the franchise agreement is not terminated prior to its scheduled maturity. The potential amount of funds that would be required to be repaid decreases with the passage of time. The consolidated funds record a liability equal to the initial amount of funds received, which is amortized over the term of the franchise agreement and recorded as a reduction of franchise fee expense, which is included in consolidated funds - hospitality expenses in the accompanying consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining long-term debt and are capitalized and amortized over the term of the related debt obligation using the straight-line method. Capitalized deferred financing costs, net of accumulated amortization, are offset against and included in notes payable, net in the accompanying consolidated balance sheets.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The consolidated funds receive deposits for events and rooms. Such deposits are deferred and included in other liabilities on the accompanying consolidated balance sheets. The deposits are credited to consolidated funds – hospitality revenue when the specific event takes place.

Consolidated funds – other revenue

Consolidated funds – other revenue includes rental revenue of $4.0 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

Upon adoption of ASC 842, Leases (“ASC 842”), effective January 1, 2022, at the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third-party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of December 31, 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

In addition, consolidated funds - other revenue includes interest income of $3.7 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, which is generated by a consolidated fund’s lending activity. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. Our consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, our consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. Our consolidated funds had no allowance for doubtful accounts as of December 31, 2023 and 2022.

Derivative Instruments

The consolidated funds record all derivative instruments on the consolidated balance sheets at fair value. The accounting for changes in the fair value of the derivative and the effect on the financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. If the consolidated fund elects not to apply hedge accounting treatment, any changes in the fair value of the derivative instruments is recognized immediately in consolidated funds - hospitality expenses in the consolidated statements of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss).

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

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses and subsequent amendments (collectively, “Topic 326”), effective January 1, 2023. Topic 326 was intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income and required that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that was deducted from the amortized cost basis. The amendments in Topic 326 required the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminated the “incurred loss” methodology under current U.S. GAAP. Loans and receivables between entities under common control are not within the scope of this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which serves to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740, Income Taxes). ASU 2023-09, which serves to enhance income tax disclosures by requiring a tabular rate reconciliation and additional information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements.

Note 3 – VIEs

During the year ended December 31, 2023, the Company deconsolidated five hospitality funds which were contributed to the Caliber Hospitality, LP, whose sole general partner is Caliber Hospitality Trust, Inc. (the “Caliber Hospitality Trust”). In addition, the Company deconsolidated two VIEs, one that sold its investment in a commercial property and the Company was no longer determined to be the primary beneficiary upon repayment of the loan secured by the property, and one that was developing a multi-family property and the Company was no longer determined to be the primary beneficiary upon refinancing the loan agreement. During the year ended December 31, 2022, the Company deconsolidated two VIEs, one that sold its investment in a multi-family residential property, repaid the loan secured by the property and therefore the Company was no longer determined to be the primary beneficiary and one that was developing a multi-family property and the Company was no longer determined to be the primary beneficiary upon refinancing the loan agreement. We aggregate and report the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying consolidated statements of operations through the date of deconsolidation.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company consolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which include activity from five previously consolidated hospitality funds and one previously unconsolidated fund during the year ended December 31, 2023 because the Company was determined to be the primary beneficiary as it has the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which is significant to Caliber Hospitality Trust and Caliber Hospitality, LP. In addition, the Company consolidated West Frontier Holdco, LLC (“West Frontier”) as the Company was determined to be the primary beneficiary as we have the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund. The consolidation of the Caliber Hospitality Trust and West Frontier consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2022, the Company consolidated Northsight Crossing AZ, LLC (“Northsight”) and Southpointe Fundco, LLC (“Southpointe”) because the Company was determined to be the primary beneficiary as we have the power to direct the activities of Northsight and Southpointe and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund. The consolidation of Northsight and Southpointe consisted of the following (in thousands) at the time of consolidation:

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

Generally, the assets of the individual consolidated VIEs can be used only to settle liabilities of each respective individual consolidated VIEs and the liabilities of the individual consolidated VIEs are liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company. When the VIE is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the interests in the VIEs are included in non-controlling interest in the consolidated financial statements. The Company has provided financial support to certain consolidated VIEs in the form of short-term financing and guarantees of the debts of certain VIEs. In general, our maximum exposure to loss due to involvement with the consolidated VIEs is limited to the amount of capital investment in the VIE, if any, or the potential obligation to perform on the guarantee of debts.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Real Estate Investments

Real Estate Investments of the Company

Asset Acquisitions

During the year ended December 31, 2023, the Company acquired its headquarters office building for an aggregate purchase price of $19.5 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP. There were no asset acquisitions by the Company during the year ended December 31, 2022.

The allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Real estate investments, at cost
Land and land improvements	$9,131
Building and building improvements	9,332
Furniture, fixtures and equipment	959
Intangible lease assets	398
Intangible lease liabilities	(348)
Total purchase price of assets acquired	$19,472

Real Estate Investments of the Consolidated Funds

Asset Acquisitions by Consolidated Funds

During the year ended December 31, 2023, the consolidated funds acquired one multi-family residential property for an aggregate purchase price of $6.6 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP. During the year ended December 31, 2022, the consolidated funds acquired one commercial building and one property with vacant land for an aggregate purchase price of $23.8 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.

The allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Real estate investments, at cost
Land and land improvements	$599	$13,185
Building and building improvements	3,938	10,458
Furniture, fixtures and equipment	2,106	—
Tenant improvements	—	123
Total purchase price of assets acquired	$6,643	$23,766

Dispositions by Consolidated Funds

During the year ended December 31, 2023, the consolidated funds sold its investment in one commercial property located in Scottsdale, Arizona, with a cost basis of $21.7 million, resulting in a gain of $5.0 million, which is included in consolidated funds - gain on sale of real estate assets on the accompanying consolidated statements of operations. During the year ended December 31, 2022, the consolidated funds sold its investment in one multi-family apartment building located in Phoenix, Arizona, with a cost basis of $9.1 million, resulting in a gain of $21.5 million, which is included in consolidated funds - gain on sale of real estate assets on the accompanying consolidated statements of operations.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Prepaid and Other Assets

Prepaid and Other Assets of the Company

Prepaid and other assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Pursuit costs (1)	$1,081	$4,495
Prepaid expenses	981	704
Accounts receivable, net	205	62
Deposits	63	46
Other assets	451	554
Total prepaid and other assets	$2,781	$5,861

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

Prepaid and Other Assets of the Consolidated Funds

Prepaid and other assets of the consolidated funds consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$1,735	$1,511
Derivative assets	1,216	1,646
Pursuit costs (1)	1,102	549
Deposits	669	742
Deferred franchise fees, net	278	372
Intangibles, net	184	361
Inventory	142	138
Other assets (2)	6,351	39
Total prepaid and other assets	$11,677	$5,358
__________________________________
(1) Pursuit costs represent expenses incurred related to new fund formation and potential hospitality asset acquisitions, primarily for professional, legal, consulting, accounting and tax services. As the funds raise equity investments and operating cash flow, as applicable, these costs are reimbursed by the respective funds to the consolidated fund. Management assesses collectability and expenses any amounts in which collectability is not reasonably assured.
(2) Other assets as of December 31, 2023, primarily represents incremental costs, including professional, legal, consulting, accounting and tax services, directly attributable to Caliber Hospitality Trust that are deferred and will be charged against the gross proceeds of the offering.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Notes Payable

Notes Payable of the Company

Notes payable consisted of the following as of December 31, 2023 and 2022 (in thousands):

Notes Payable	December 31, 2023	December 31, 2022	Interest Rate (1)	Maturity Date (1)
Corporate notes	$36,442	$13,279	10.00% - 12.00%	January 2024 - March 2025
Convertible corporate notes	1,324	1,374	8.25%	April 2024
Real estate and other loans	16,252	—	4.30% - 9.07%	August 2024 - November 2029
Total notes payable	54,018	14,653
Deferred financing costs, net	(219)	—
Total notes payable, net	$53,799	$14,653
__________________________________
(1) As of December 31, 2023.

Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.

Gateway II HoldCo, LLC

On January 31, 2023, Caliber assumed a loan which is secured by the Company’s headquarters office building (see Note 4 – Real Estate Investments). The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of December 31, 2023, the debt service coverage ratio required by the loan agreement was not satisfied, which per the terms of the agreement required the Company to transfer funds to a cash management account.

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

As of December 31, 2023, there were 222 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with weighted average interest rate of 11.42%, and maturity dates ranging from January 2024 to March 2025. During the year ended December 31, 2023, there were no conversions of debt into common stock. In April 2024, the Company entered into a loan extension agreement with certain corporate note holders to extend the respective maturity dates of multiple individual corporate notes, aggregating $12.3 million, for an additional 13 months months, resulting in maturity dates of these corporate notes ranging from May 2025 to April 2026.

As of December 31, 2022, there were 124 individual corporate notes outstanding, with an average outstanding principal balance of $0.1 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 10.19%, and maturity dates ranging from April 2023 to June 2024.

The Company has issued corporate notes with a conversion feature. The conversion price is $7.57 per share of common stock. The holders of the convertible corporate notes can elect to convert all or any portion of the balance at any time. As of December 31, 2023 and 2022, the value of the conversion feature was zero.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Payroll Protection Program Loans

In January 2021, management was granted a Payroll Protection Program loan totaling $1.4 million and in August 2022, the loan and related interest was forgiven.

Future Minimum Payments

The following table summarizes the scheduled principal repayments of our indebtedness as of December 31, 2023 (in thousands):

Year	Amount
2024	$37,984
2025	391
2026	304
2027	317
2028	330
Thereafter	14,692
Total	$54,018

Deferred Financing Costs

Amortization of deferred financing costs for the Company was an immaterial amount and there were no deferred financing cost write-offs during the year ended December 31, 2023. There were no deferred financing costs or related amortization as of or during the year ended December 31, 2022.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Payable of the Consolidated Funds

Notes payable of the consolidated funds consisted of the following as of December 31, 2023 and 2022, respectively (in thousands):

Notes Payable	December 31, 2023		December 31, 2022	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Hampton Inn & Suites Hotel	$5,939		$6,136	6.12%	July 2025
Four Points by Sheraton Hotel (2)	11,000		11,000	18.00%	September 2023
Holiday Inn Ocotillo Hotel	9,250		9,250	11.34%	February 2024
Airport Hotel Portfolio	55,631		56,470	13.75%	January 2025
DoubleTree by Hilton Tucson Convention Center	18,418		18,856	4.22%	August 2027
Hilton Tucson East	11,901	(3)	—	6.25%	November 2025
DT Mesa Holdco II, LLC	3,000		3,000	7.34%	February 2024
Circle Lofts, LLC	—	(4)	4,889	N/A	N/A
Northsight Crossings AZ, LLC	—	(5)	14,320	N/A	N/A
Southpointe Fundco, LLC	1,050		1,050	11.99%	March 2024
West Frontier Holdco, LLC	4,636	(6)	—	6.35%	February 2038
Total Real Estate Loans	120,825		124,971
Revolving line of credit	4,500		4,500	8.75%	October 2024
Member notes	5,600		5,025	10.00%	June 2025
Economic injury disaster and other loans	475		450	3.75% - 12.05%	March 2024 - June 2050
Total notes payable	131,400		134,946
Deferred financing costs, net	(1,716)		(690)
Total notes payable, net	$129,684		$134,256
__________________________________
(1) As of December 31, 2023.
(2) During the year ended December 31, 2023, the hotel ceased operations as the Company is converting the property into a multi-family residential assets.
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
(4) During the year ended December 31, 2023, the Company deconsolidated Circle Lofts, LLC, as the Company was no longer determined to be the primary beneficiary of the fund upon refinancing the loan agreement.
(5) In October 2023, Northsight Crossings AZ, LLC sold its investment in the commercial property and paid its existing property loan in full. As a result, the Company determined it was no longer the primary beneficiary of the fund and therefore the fund was deconsolidated.
(6)    In March 2023, the fund was consolidated as the Company was determined to be the primary beneficiary as we have the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness which is significant to the fund.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of December 31, 2023.

Hampton Inn & Suites Hotel

In July 2015, the consolidated fund entered into a loan agreement which is secured by a leasehold deed of trust and assignment of leases and rents of a hotel property in Scottsdale, Arizona. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 6.12% in effect through the maturity date in July 2025. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The loan is guaranteed by an individual who is an affiliate of the Company. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of December 31, 2023, liquidity required by the loan agreement was not satisfied. However, compliance was reestablished in January 2024 and the lender has not declared an event of default as of April 15, 2024.

Four Points by Sheraton Hotel

In June 2018, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Phoenix, Arizona. The loan requires monthly interest-only payments until maturity. The loan is guaranteed by the Company and matured in September 2023. Per the terms of this agreement, the interest rate on the loan is equal to US Prime Rate plus 2.25%, with a floor rate of 9.65%, until August 31, 2023, at which time, the interest rate increased to 18% until the loan is paid in full or replaced with construction financing from the lender. The lender has not called the loan as of April 15, 2024 and the consolidated fund is current on monthly interest payments. The Company is negotiating a construction loan and expects to repay the loan upon execution of the construction loan.

Holiday Inn Ocotillo Hotel

In July 2018, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Chandler, Arizona. The loan requires monthly interest-only payments. The interest rate on the loan is equal to 1-month LIBOR plus 6.00%, with a floor rate of 11.00% until maturity in May 2023. In May 2023, the loan agreement was amended and restated with the lender, extending the maturity date to November 2023 and amending the interest rate to SOFR plus 600 basis points, with a floor rate of 11.00%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 1, 2024 The loan is guaranteed by the Company. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 2024.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Hilton Tucson East

In November 2021, the consolidated fund entered into a loan agreement which is secured by the deed of trust and assignment of rents of the Hilton Tucson East hotel located in Tucson, AZ. The loan has a fixed interest rate of 6.25% and matures in November 2025. The loan required interest-only payments until June 1, 2023 and principal and interest payments thereafter until maturity. The loan amount may be prepaid prior to maturity subject to certain conditions and terms and a prepayment fee as outlined in the agreement. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of December 31, 2023, the debt service coverage ratio required by the loan agreement was not satisfied. However, the lender has not declared an event of default as of April 15, 2024.

DT Mesa Holdco II, LLC

In November 2019, the consolidated fund entered into a loan agreement which is secured by the deed of trust of three commercial building in Mesa, Arizona. The loan requires interest-only payments until maturity and the terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. In December 2022, the terms of the loan agreement were renegotiated, extending the maturity date of the loan to November 2023 and amending the interest rate to the greater of (i) the federal home loan bank rate plus 2.75%% or (ii) 6.50%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. The loan is guaranteed by the Company. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 2024 and waiving the minimum liquidity covenant default.

Circle Lofts, LLC

In July 2020, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a multi-family property located in Scottsdale, Arizona. The loan bore interest at a fixed annual rate of 5.25% until August 1, 2023. On August 1, 2023, and each six months thereafter until the maturity date in August 2050, the interest rate was adjusted to a rate which is equal to the sum of the six-month LIBOR plus 3.75%. The loan required interest-only payments until July 2021 and principal and interest payments thereafter until maturity. The loan was guaranteed by individuals who are affiliates of the Company. In October 2023, the consolidated fund paid the loan amount outstanding in full.

In October 2023, the consolidated fund entered into a $6.3 million loan agreement which is secured by a deed of trust and assignment of leases and rents of a multi-family property located in Scottsdale, Arizona. Per the terms of the loan agreement, the loan has a fixed interest rate of 7.42% and requires interest-only payments until maturity in November 2028. The terms of the loan allow the prepayment of the outstanding balance prior to the maturity date, subject to certain conditions, terms and fees outlined in the loan agreement. The loan is not guaranteed by the Company or any individuals who are affiliates of the Company, therefore, the Company deconsolidated Circle Lofts, LLC as the Company was no longer determined to be the primary beneficiary upon refinancing the loan agreement.

Northsight Crossings AZ, LLC

In January 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a commercial property in Scottsdale, Arizona. The loan bore interest at an annual rate of 3.75% for the first five years, thereafter, the interest rate would adjust annually to a rate which is equal to the sum of the published prime rate as defined by the agreement and a margin of 0.5% with a floor of 3.75%. The maturity date of the loan was February 2029. The loan was guaranteed by the Company. In October 2023, the consolidated fund sold its investment in the commercial property and paid its existing property loan in full.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Southpointe Fundco, LLC

In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan has a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. In November 2023, an extension agreement was executed with the lender, extending the maturity date to March 2024 and amending the interest to a fixed rate of 11.99%. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company. In February 2024, an extension agreement was executed with the lender, extending the maturity date to September 2024.

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

Revolving Line of Credit

In August 2019, a consolidated fund entered into a revolving line of credit (“LOC”) with a maximum borrowing amount of $4.5 million. The LOC is secured by the consolidated fund’s assets and is guaranteed by the Company. The LOC has a variable interest rate equal to the greater of (i) Wall Street Journal Prime Rate plus 0.25% per annum or (ii) 4.75%, resulting in a rate of 8.75% as of December 31, 2023. The Company is required to pay a fee of 0.20% of the unused revolving balance. In August 2023, the agreement was amended extending the maturity date of the LOC to October 2024 and removing certain restrictive covenants. The terms of the LOC include certain financial covenants and as of December 31, 2023, the consolidated fund was in compliance with all such covenants.

Member Notes

During 2022 and the year ended December 31, 2023, the consolidated fund, Southpointe Fundco, LLC, entered into 10.0% unsecured promissory notes with individual investors. The notes mature in June 2025 and may be extended up to two additional 12-month periods by the fund manager. The notes require quarterly interest-only payments. The terms of the notes allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty.

Economic Injury Disaster Loans

In June 2020, the consolidated funds were granted Economic Injury Disaster Loans, which are secured by the assets of the respective funds and have a fixed interest rate of 3.75% and mature in June 2050. At each of December 31, 2023 and December 31, 2022, the outstanding principal balance was $0.5 million. Fixed monthly installment payments began in December 2022 with payments applied first to accrued interest and then the balance, if any, will be applied to principal outstanding. The loans allow for prepayment of principal plus accrued interest prior to maturity. The loan agreements contain certain usual and customary restrictions and covenants relating to, among other things, insurance, and other indebtedness. In addition, the terms of the loans include a cross-default provision whereby the Small Business Administration may, in its discretion, without notice or demand require immediate payment of all amounts outstanding under the loans.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Debt Maturities

As of December 31, 2023, the future aggregate principal repayments due on the Company’s notes payable are as follows (in thousands):

Year	Amount
2024	$29,698
2025	79,174
2026	555
2027	17,051
2028	72
Thereafter	4,850
Total	$131,400

Deferred Financing Costs

Amortization of deferred financing costs was $1.5 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively. There was $0.4 million and $0.1 million of deferred financing cost write-offs during the years ended December 31, 2023 and 2022, respectively.

Note 7 – Related Party Transactions

Related Party Transactions of the Company

Revenues

The table below shows the consolidated revenues earned for providing services under the Company’s asset management platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Fund set-up fees	$370	$5,897
Fund management fees	5,115	4,497
Financing fees	221	721
Development and construction fees	4,025	2,444
Brokerage fees	840	1,785
Total asset management	10,571	15,344
Performance allocations	3,639	2,543
Total related party revenue	$14,210	$17,887

As of December 31, 2023 and 2022, amounts due to the Company from related parties for services performed under the Company’s asset management platform was $7.8 million, which is included in due from related parties on the accompanying consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other

In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of December 31, 2023 and 2022, other amounts due from related parties was $1.9 million, which is included in due from related parties on the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, other amounts due to related parties from the Company were $0.3 million and $0.2 million, respectively, which are included in due to related parties on the accompanying consolidated balance sheets.

Notes Receivable

The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

The following table summarizes the notes payable – related parties as of December 31, 2023 and 2022 (in thousands):

Notes Receivable - Related Parties	December 31, 2023	December 31, 2022	Interest Rate (1)	Maturity Date (1)
Olathe Behavioral Health	$25	$—	12.00%	May 2025
DFW Behavioral Health LLC	25	—	14.00%	May 2025
Total Notes Receivable - Related Parties	$50	$—
__________________________________
(1) As of December 31, 2023.

During the year ended December 31, 2023, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of December 31, 2023.

Notes Payable

The Company entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty.

The following table summarizes the notes payable – related parties as of December 31, 2023 and 2022 (in thousands):

Notes Payable - Related Parties	December 31, 2023	December 31, 2022	Interest Rate (1)	Maturity Date (1)
Caliber Residential Advantage Fund, LP	$—	$365	7.50%	May 2024
Caliber Tax Advantaged Opportunity Fund II, LLC (2)	—	—	12.00%	January 2024
Total Notes Payable - Related Parties	$—	$365
__________________________________
(1) As of December 31, 2023.
(2) The Company entered into a $4.0 million unsecured promissory note with a related party and subsequently repaid the note during the year ended December 31, 2023.

During each of the years ended December 31, 2023 and 2022, the Company incurred an immaterial amount of interest expense in connection with the notes payable – related parties, which is included in interest expense on the accompanying consolidated statements of operations. There was no interest payable due to related parties as of December 31, 2023 and 2022.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Related Party Transactions of the Consolidated Funds

Notes Receivable

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of December 31, 2023 and 2022 (in thousands):

Notes Receivable - Related Parties		December 31, 2023	December 31, 2022	Interest Rate(1)	Maturity Date(1)
SF Alaska, LP		$14,976	$11,671	12.00%	May 2025
The Ketch, LLC		7,198	5,152	12.00%	May 2024
Caliber Hospitality LP (Tucson East)	(2)	—	3,780	12.00%	May 2024
J-25 Development Group, LLC		4,804	3,794	12.00%	May 2024
Caliber Diversified Opportunity Fund II, LP		109	449	12.00%	March 2024
Encore, LLC		—	1,014	12.00%	December 2024
Ridge II, LLC		846	845	12.00%	December 2024
Southridge, LLC		2,187	—	13.00%	July 2025
Ironwood, LLC		2,703	1,524	13.00%	September 2025
Circle Lofts, LLC	(3)	1,797	—	12.00%	May 2024
Total Notes Receivable - Related Parties		$34,620	$28,229
__________________________________
(1) As of December 31, 2023.
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
(3) During the year ended December 31, 2023, the Company deconsolidated Circle Lofts, LLC, as the Company was no longer determined to be the primary beneficiary of the fund upon refinancing the loan agreement.

During the years ended December 31, 2023 and 2022, the consolidated fund earned $3.7 million and $2.9 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. No interest was due to the Company as of December 31, 2023 and 2022.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Payable

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes payable – related parties consisted of the following as of December 31, 2023 and 2022 (in thousands):

Notes Payable - Related Parties	December 31, 2023	December 31, 2022	Interest Rate(1)	Maturity Date(1)
Roosevelt III HOLDCO, LLC	$—	$2,748	12.00%	March 2024
CDIF, LLC	—	1,725	12.00%	May 2024
Caliber Tax Advantaged Opportunity Zone Fund, LP	8,012	2,500	12.00%	June 2025
Caliber Tax Advantaged Opportunity Zone Fund II, LP	4,043	—	12.00%	October 2024
Total Notes Payable - Related Parties	$12,055	$6,973
__________________________________
(1) As of December 31, 2023.

During the years ended December 31, 2023 and 2022, the consolidated funds incurred $1.2 million and $0.9 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, there was $0.1 million of interest expense payable which is included in due to related parties on the accompanying consolidated balance sheets. Management expects to extend these notes at maturity.

Other

In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of December 31, 2023 and 2022, there were an immaterial amount of other amounts due from related parties. As of December 31, 2023 there was an immaterial amount of other amounts due to related parties and as of December 31, 2022, there were no other amounts due to related parties.

Note 8 – Leases

Lessee - Company

As of December 31, 2023, the Company is the lessee under one corporate office lease which meets the criteria of an operating lease. The operating lease has a remaining lease term of 3.8 years and a 9.4% discount rate as of December 31, 2023. As the Company’s lease does not specifically state an implicit rate, the Company uses a discount rate indicative of synthetic credit rate based on a market-specific analysis, and applied based on the lease term as of the lease commencement date or upon a remeasurement event when calculating the present value of the remaining lease payments. Therefore, the incremental borrowing rate used reflects the cost to borrow on a securitized basis. The remaining lease term does not reflect all renewal options available to the Company, only those renewal options that the Company has assessed as reasonably certain of being exercised. The operating lease agreement does not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, the Company does not have any material operating or financing leases with related parties or that have not yet commenced, or any sale-leaseback arrangements. During the year ended December 31, 2023, there was $0.1 million of fixed lease expense and an immaterial amount of variable lease expense, which is included in operating costs on the accompanying consolidated statements of operations. During the year ended December 31, 2022, there was $0.5 million of fixed lease expense and an immaterial amount of variable lease expense, which is included in operating costs on the accompanying consolidated statements of operations. Variable lease expense are primarily costs related to common area maintenance. During the years ended December 31, 2023 and 2022, there was $0.1 million and $0.6 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities. There were no lease liabilities arising from obtaining right-of-use assets or lease modifications during the year ended December 31, 2023. During the year ended December 31, 2022, there was $0.3 million of lease liabilities arising from obtaining right-of-use assets or modifying the lease agreements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents maturities of operating lease liabilities as of December 31, 2023 (in thousands):

Year	Amount
2024	$35
2025	37
2026	38
2027	32
2028	—
Thereafter	—
Total lease payments	142
Less: interest	(23)
Total	$119

Lessee - Consolidated Funds

As of December 31, 2023, the consolidated funds are the lessee under two ground lease arrangements that meet the criteria of an operating lease. The operating leases have a weighted average remaining lease term of 55.7 years and a 9.6% weighted average discount rate as of December 31, 2023. As the consolidated funds leases do not specifically state an implicit rate, the consolidated funds use discount rates indicative of synthetic credit rate based on a market-specific analysis, and applied based on the lease term as of the lease commencement date or upon a remeasurement event when calculating the present value of the remaining lease payments. Therefore, the incremental borrowing rate used reflects the cost to borrow on a securitized basis. The remaining lease term does not reflect all renewal options available to the consolidated funds, only those renewal options that the consolidated funds has assessed as reasonably certain of being exercised. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, the consolidated funds do not have any material operating or financing leases with related parties or that have not yet commenced, or any sale-leaseback arrangements. During the year ended December 31, 2023, there was $1.4 million and $0.1 million of fixed and variable lease expense, respectively, which is included in consolidated funds – hospitality expenses on the accompanying consolidated statements of operations. During the year ended December 31, 2022, the there was $1.1 million of fixed lease expense and an immaterial amount of variable lease expense, which is included in operating costs on the accompanying consolidated statements of operations. Variable lease expense are primarily costs related to common area maintenance. During the years ended December 31, 2023 and 2022, there was $1.3 million and $1.2 million, respectively, of cash paid for amounts included in the measurement of operating lease liabilities. During the year ended December 31, 2023 there was $1.5 million of lease liabilities arising from lease modifications. There were no lease liabilities arising from obtaining right-of-use assets or lease modifications during the year ended December 31, 2022.

The following represents maturities of operating lease liabilities as of December 31, 2023 (in thousands):

Year	Amount
2024	$1,336
2025	1,336
2026	1,336
2027	1,336
2028	1,336
Thereafter	68,849
Total lease payments	75,529
Less: interest	(61,572)
Total	$13,957

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor - Company

Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property, which was acquired in January 2023. As of December 31, 2023, the leases have non-cancelable remaining lease terms from 1.2 years to 3.4 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of December 31, 2023, the Company does not have any material related party leases as a lessor. During the year ended December 31, 2023, there was $1.6 million and an immaterial amount of fixed and variable rental revenue, respectively, which is included in other income, net on the accompanying consolidated statements of operations. The Company had no rental revenue for the year ended December 31, 2022. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of December 31, 2023 are as follows (in thousands):

Year	Amount
2024	$1,359
2025	977
2026	679
2027	206
2028	—
Thereafter	—
Total	$3,221

Lessor - Consolidated Funds

Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of three multi-family residential properties, including Circle Lofts which was deconsolidated during the year ended December 31, 2023 and GC Square Apartments which was sold in March 2022, and two commercial properties, including Northsight Crossing which was sold in October 2023. As of December 31, 2023, the leases have non-cancelable remaining lease terms from 0.1 years to 9.7 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of December 31, 2023, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the years ended December 31, 2023 and 2022 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Years Ended December 31,
	2023	2022
Fixed	$3,520	$3,066
Variable	525	531
Total	$4,045	$3,597

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of December 31, 2023 are as follows (in thousands):

Year	Amount
2024	$1,025
2025	679
2026	690
2027	569
2028	584
Thereafter	2,888
Total	$6,435

Note 9 – Other Liabilities

Other Liabilities of the Company

Other liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Below market leases, net	$171	$—
Tenant improvement allowance	99	—
Deposits (1)	113	23
Other	37	41
Total other liabilities	$420	$64
_________________________________
(1) Includes tenant security deposits.

Other Liabilities of the Consolidated Funds

Other liabilities of the consolidated funds consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Advance key money, net	$825	$900
Deposits (1)	531	710
Sales tax payable	674	566
Below market leases, net	—	461
Other	370	393
Total other liabilities	$2,400	$3,030
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Income Taxes
The following table shows the components of the income tax provision (benefit) from total operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Current income tax provision (benefit)
Federal	$—	$—
State	—	—
Total	—	—

Deferred income tax provision (benefit)
Federal	(2,887)	159
State	(451)	(25)
Total	(3,338)	134

Adjustment to valuation allowance	3,338	(134)
Total income tax provision (benefit)	$—	$—
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	3.6%	1.6%
Income passed through to noncontrolling interest, federal tax	(11.3)%	(18.0)%
Income passed through to noncontrolling interest, state tax	(2.0)%	(1.4)%
Permanent differences, VIEs	(0.8)%	0.5%
Prior period return-to-provision adjustments	1.9%	(0.8)%
Nondeductible expenses	(0.3)%	(2.0)%
Change in valuation allowance	(12.1)%	(0.9)%
Effective income tax rate	0.0%	0.0%

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$13,632	$13,638
Sec 362 basis Step-up	439	438
Deferred compensation	1,780	1,490
Fixed assets	—	121
Employee stock based compensation	820	—
Allowance for doubtful accounts	—	—
Other	1,769	673
Total deferred tax assets	18,440	16,360
Deferred tax liabilities:
Passthrough income/loss from partnerships	(9,399)	(11,103)
Fixed assets	(447)	—
Other	(1,622)	(1,623)
Total deferred tax liabilities	(11,468)	(12,726)
Valuation allowance	(6,972)	(3,634)
Net deferred tax assets	$—	$—
As of December 31, 2023, the Company had approximately $55.4 million and $53.5 million of federal and state net operating losses (“NOL”), respectively, available to offset future taxable income. As of December 31, 2022, the Company had approximately $55.1 million each of federal and state NOL available to offset future taxable income. The federal NOLs arising in 2017 and prior, if not utilized, begin expiring in the year 2035. Federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely but are subject to an 80% of taxable income limitation. The Arizona state NOLs arising in 2015, if not utilized, begin expiring in the year 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s federal NOL carryovers may be limited in the event of a change in control of ownership.
In assessing the need for a valuation allowance against its net deferred tax assets, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considered cumulative tax losses as a significant piece of negative evidence and established a full valuation allowance of $7.0 million and $3.6 million against the Company’s net deferred tax assets as of December 31, 2023 and 2022, respectively.
The changes to the Company’s valuation allowance during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Valuation allowance at the beginning of the year	$3,634	$3,768
Changes in valuation allowance recorded during the year	3,338	(134)
Valuation allowance at the end of the year	$6,972	$3,634
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S., Alaska, Arizona, California, Colorado, Florida, Illinois, Minnesota, Missouri, New York, Oregon, South Carolina, Texas, and Utah. The Company is currently not under income tax examination in any tax jurisdiction.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different from what was reported on the tax returns. We are currently open to audit under the statute of limitations by the United States Internal Revenue Service as well as state taxing authorities for the past four years (three years in some states). However, due to NOL carryforwards not being utilized, all periods are open to potential examinations. Any penalties and interest related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations.
We apply U.S. GAAP related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We do not believe that there are any positions taken by the Company which would require recognition or disclosure in these financial statements for the years ended December 31, 2023 and 2022.

Note 11 – Supplemental Cash Flow Disclosures

Supplemental cash flow information consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the years ended December 31, 2023 and 2022, respectively	$4,875	$1,444
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $33 and $18 for the years ended December 31, 2023 and 2022, respectively	14,731	9,582

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Real estate investments moved from held for sale	—	1,703
Accounts receivable - related party eliminated in consolidation of VIEs	1,853	—
Assumption of note payable	16,457	—
Extinguishment of operating lease right-of-use assets	1,059	—
Extinguishment of operating lease liabilities	1,340	—
Cost of real estate investments included in accounts payable	242	—
Investments in unconsolidated entities included in accrued expenses	1,339	—
Issuance of common stock in connection with legal settlement	—	3,200
Issuance of common stock in lieu of cash payment for accounts payable	—	100
Establishment of operating right-of-use assets	—	1,765
Establishment of finance right-of-use assets	—	55
Establishment of operating lease liabilities	—	2,067
Establishment of finance lease liabilities	—	55

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2023	2022
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Real estate investments moved to held for sale	—	21,282
Real estate investments moved from held for sale	—	21,761
Note receivable eliminated in consolidation	2,946	—
Cost of real estate investments included in accounts payable	382	268
Cost of real estate investments included in due to related parties	10	299
Contributions from noncontrolling interests in connection with settlement of notes payable - related party	1,831	—
Establishment of operating right-of-use assets or increase from lease modifications	1,516	8,742
Establishment of operating lease liabilities or increase from lease modifications	1,516	12,540
Consolidation of VIEs
Real estate investments, net	86,402	—
Accounts receivable, net	4,348	—
Due from related parties	2	—
Operating lease - right of use assets	8,775	—
Prepaid and other assets	2,042	568
Notes payable, net	80,449	—
Notes payable - related parties	6,589	—
Accounts payable and accrued expenses	8,148	130
Due to related parties	28	—
Operating lease liabilities	12,441	—
Other liabilities	2,158	688
Noncontrolling interests	33,732	1,972
Deconsolidation of VIEs
Real estate investments, net	85,239	15,905
Accounts receivable, net	4,973	2
Operating lease - right of use assets	8,775	—
Prepaid and other assets	1,658	53
Due from related parties	2	—
Due to related parties	1,218	791
Notes payable, net	74,643	16,953
Notes payable - related parties	6,882	1,615
Accounts payable and accrued expenses	7,139	298
Operating lease liabilities	12,441	—
Other liabilities	1,980	4
Noncontrolling interests	23,777	2,882

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 – Commitments and Contingencies

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

Caliber Tax Advantaged Opportunity Fund LP

Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of December 31, 2023 and 2022, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.

Caliber Tax Advantaged Opportunity Fund II LLC

Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of December 31, 2023 and 2022, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.

Buyback Program

In September 2018, the Company agreed to repurchase 3,709,693 shares (“Buyback Program”) owned by one of its non-participating founders for $4.54 per share of common stock in exchange for an amendment to such non-participating founder’s shareholder voting rights and other Company protections. Due to the length of time of the liability, the Company recorded a liability of $13.6 million and a corresponding reduction to equity in treasury stock at the inception of the Buyback Program using a present value discount rate of 10.00%. As of December 31, 2022, remaining number of shares to be repurchased was 3,432,351 and the balance of the liability was $12.4 million, which is included in buyback obligation on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company repurchased 41,615 shares of Class A common stock pursuant to the Buyback Program and on May 19, 2023, the Company’s Class A common stock began trading on the NASDAQ Capital Market, at which point the buyback obligation was relieved and no further amounts were due under the Buyback Program.

Commitments and Contingencies of the Consolidated Funds

Franchise Agreements and Advance Key Money

The consolidated hospitality funds are parties to various franchise agreements where, pursuant to the respective agreements, the respective fund is required to pay monthly fees, generally consisting of royalty, service contribution, technology, program and/or marketing fees. The franchise agreements expire on various dates from June 2025 through August 2033. The consolidated funds recognized total franchise fees of $5.0 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively.

As a part of one franchise agreement, the consolidated funds received an advance of $1.5 million (“Advance Key Money”) for the consolidated funds to retain the franchisor on the hotel property for 20 years. The consolidated funds are not required to repay any part of the Advance Key Money unless the franchise agreement is cancelled before the termination date of August 2033.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 – Net Income (Loss) Per Share

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

The Company has calculated the basic and diluted earnings per share during the years ended December 31, 2023 and 2022 as follows (in thousands, except per share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net (loss) income attributable to CaliberCos Inc.	$(12,703)	$2,020
Convertible debt interest	88	90
Net (loss) income attributable to common shareholders of CaliberCos Inc.	$(12,615)	$2,110
Denominator:
Weighted average shares outstanding - basic	20,087	18,003
Dilutive shares - options, net	—	1,637
Dilutive shares - convertible debt, net	—	182
Weighted average shares outstanding - diluted	20,087	19,822

Basic net (loss) income per share attributable to common shareholders	$(0.63)	$0.11
Diluted net (loss) income per share attributable to common shareholders	$(0.63)	$0.11

The number of antidilutive shares consisted of the potential exercise of stock options and potential conversion of convertible debt. The following table summarizes these potential exercises and conversions during the years ended December 31, 2023 and 2022, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Years Ended December 31,
	2023	2022
Additional common shares, if stock options were exercised	2,267	—
Additional common shares, if convertible debt were converted	175	—
	2,442	—	(1)
______________________________
(1) There were no antidilutive shares for the year ended December 31, 2022.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 – Fair Value of Financial Instruments

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

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s real estate loan was determined by management based on a discounted future cash-flow model. As of December 31, 2023 the Company’s real estate loan had a carrying value of $16.2 million and a fair value of $9.5 million.

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

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt, advance key money, and interest rate caps have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate debt and advance key money as of December 31, 2023 and December 31, 2022 approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the instruments below were determined by management based on a discounted future cash-flow model (in thousands).

	December 31, 2023		December 31, 2022
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Hampton Inn & Suites Hotel	$5,939	$4,762	$6,136	$4,594
Northsight Crossing AZ, LLC (1)	—	—	14,319	9,302
Southpointe Fundco, LLC	1,050	1,050	1,050	1,004
Circle Lofts, LLC (2)	—	—	4,889	1,915
Tucson East, LLC	11,901	11,067	—	—
West Frontier, LLC	4,636	3,795	—	—
______________________________
(1) In October 2023, Northsight Crossings AZ, LLC sold its investment in the commercial property and paid its existing property loan in full. As a result, the Company determined it was no longer the primary beneficiary of the fund and therefore the fund was deconsolidated.
(2) During the year ended December 31, 2023, the Company deconsolidated Circle Lofts, LLC, as the Company was no longer determined to be the primary beneficiary of the fund upon refinancing the loan agreement.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Derivative Instruments

Risk Management Objective of Using Derivatives

The consolidated funds utilize derivative instruments, including interest rate caps and swaps, to reduce interest rate risk associated with its borrowings. Our consolidated funds do not intend to utilize derivatives for purposes other than interest rate risk management.

Derivatives Designated as Hedging Instruments

As of December 31, 2023 and 2022, the Company did not have any derivatives designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments

The consolidated funds have entered into interest rate caps and swaps. The following table summarizes the consolidated funds non-designated derivatives as of December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31, 2023		December 31, 2022
Type of Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest rate swap	1	$18,418	1	$18,856
Interest rate cap	1	55,000	—	—
Total		$73,418		$18,856

The following table presents the fair value of the consolidated funds’ non-designated derivatives, as well as their classification in the consolidated balance sheets, as of December 31, 2023 and 2022 (in thousands):

Type of Derivative	Balance Sheet Location	December 31, 2023	December 31, 2022
Interest rate swap	Consolidated funds - Prepaid and other assets	$1,206	$1,646
Interest rate cap	Consolidated funds - Prepaid and other assets	10	—
Total		$1,216	$1,646

The following table presents the gain or loss recognized in consolidated funds – hospitality expenses in the consolidated statements of operations for years ended December 31, 2023 and 2022 (in thousands):

	Statement of Operations Location	Years Ended December 31,
Type of Derivative		2023	2022
Interest rate swap	Consolidated funds - hospitality expenses	$(440)	$—
Interest rate cap	Consolidated funds - hospitality expenses	(75)	—
Total		$(515)	$—

Note 16 – Stockholders’ Equity and Share-Based Payments

In May 2023, the Company filed a third amended and restated certificate of incorporation. The Company is authorized to issue 137,500,000 shares consisting of: (a) 115,000,000 shares of common stock consisting of (i) 100,000,000 shares of Class A common stock with a par value of $0.001 per share, (ii) 15,000,000 shares of Class B common stock with a par value of $0.001 per share; and (b) 22,500,000 shares of preferred stock with a par value of $0.001 per share.

The Class B common stock is identical in all respects to Class A common stock, except it is entitled to 10 votes per share and is convertible at any time on a one-for-one basis into shares of Class A common stock. All other rights, privileges, and rank will be shared equally and be identical in all respects as to all matters.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock

The holders of common stock shall be entitled to receive dividends when, as, and if declared by the board of directors. The holders of common stock shall at all times vote together as one class on all matters. Class A common stock shall be entitled to one vote for each share of common stock and Class B common stock shall be entitled to 10 votes for each share of common stock. No holder of shares of common stock shall have the right to cumulate votes. In the event of liquidation, subject to the prior rights of holders of preferred stock to share ratably in the Company’s assets, the holders of common stock and holders of any shares of preferred stock which are not entitled to any preference in liquidation shall share equally and ratably in the Company’s assets available for distribution after giving effect to any liquidation preference of shares of preferred stock. The holders of Class A common stock shall not have any conversion, redemption, or other preemptive rights. The holders of Class B common stock are entitled to a conversion upon notice or an automatic conversion upon transfer at which time the Class B Common stockholder will be entitled to one fully paid and nonassessable share of Class A common stock. In addition, Class B common stock shall not have any redemption or other preemptive rights.

2017 Incentive Stock Plan

The Company may award stock options to employees under the Amended and Restated 2017 Incentive Stock Plan (“2017 Plan”). The 2017 Plan allows the Company to: (i) grant stock awards, (ii) grant stock options, and (iii) offer restricted stock purchases to directors, executives and selected employees, consultants, and advisors. Options will vest if the recipient maintains constant employment through the end of the requisite service period. The following inputs and assumptions were used to calculate the weighted average fair values of the options granted for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Expected term (in years)	6.13	6.13
Volatility	36% - 40%	30% - 40%
Dividend Yield	0.00%	0.00%
Risk-free rate	4.42% - 4.61%	0.97% - 4.10%
Grant date fair value	$0.38	$2.79

Compensation expense is recognized on a straight-line basis over the service period. During the years ended December 31, 2023 and 2022, the Company recognized $3.7 million and $0.5 million, respectively, in compensation expense, related to the 2017 Plan. As of December 31, 2023 and 2022, there was $0.6 million and $1.0 million, respectively, of unrecognized compensation expense related to the 2017 Plan stock options.

The following tables detail the activity of the 2017 Plan during the year ended December 31, 2023 and 2022:

Stock Options

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2021	2,053,931	$4.51	3.43	$3,166
Granted - Employee	126,631	7.56	—	—
Granted - Nonemployee	14,863	9.25	—	—
Exercised	(1,784)	6.73	—	—
Forfeited	(153,105)	6.73	—	—
Expired	(37,448)	6.71	—	—
Outstanding December 31, 2022	2,003,088	4.58	5.15	2,098
Granted - Employee	330,967	2.47	—	—
Forfeited	(25,046)	6.40	—	—
Expired	(23,408)	6.47	—	—
Outstanding December 31, 2023	2,285,601	$4.23	4.89	$535

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

	Restricted Stock Units	Weighted Average Fair Value
Unvested restricted stock units at December 31, 2021	286,971	$6.73
Granted - Employee	109,984	6.73
Unvested restricted stock units at December 31, 2022	396,955	6.73
Granted - Employee	2,282,086	1.36
Vested	(272,197)	6.57
Forfeited	(20,058)	1.49
Unvested restricted stock units at December 31, 2023	2,386,786	$1.66
The restricted stock units are subject to forfeiture if the participant does not meet certain conditions such as continued employment and/or the attainment of the specified performance target over the specified service period. The performance target related to the outstanding restricted stock units is the completion of an initial public offering or exchange listing. As of December 31, 2023, there was $3.4 million of unrecognized compensation expense related to the restricted stock units. The restricted stock units have a remaining term of 3.0 years as of December 31, 2023.

Note 17 – Preferred Stock

The Company is authorized to issue up to 22,500,000 shares of preferred stock pursuant to its third amended and restated certificate of incorporation. As of December 31, 2023, no shares of preferred stock were issued and outstanding.

Note 18 – Subsequent Events

Management has evaluated events and transactions that occurred after December 31, 2023 through April 15, 2024, the date these consolidated financial statement were available to be issued. In addition to those matters discussed in Note 6 – Notes Payable, the following is a summary of the significant events and transactions that took place during this period:

•On March 7, 2024, a subsidiary of Caliber Hospitality Trust closed on the first of nine hotels as part of the contribution agreement with L.T.D. Hospitality Group LLC (“L.T.D”) for $28.6 million and entered into a $14.1 million loan securing the property. As part of the settlement, Caliber Hospitality, LP issued $9.6 million of Caliber Hospitality, LP operating partnership units to LTD.
•The Company’s board of directors approved the issuance of $25.0 million to $35.0 million of corporate notes to pay off maturing notes.