Form 10-K/A
period 2023-12-31
CaliberCos Inc.
filed 2024-04-29
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents
Explanatory Note

CaliberCos Inc. (“we,” “us,” “our,” the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Table of Contents

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information regarding each of the Company’s current directors and executive officers. The executive officers serve at the by appointment of the Board of Directors (the “Board”).

Name	Age	Title
John C. “Chris” Loeffler, II	39	Chief Executive Officer and Chairman of the Board
Jennifer Schrader	42	President and Vice-Chairperson
William J. Gerber	66	Director
Michael Trzupek	53	Director
Daniel P. Hansen	54	Director
Lawrence Taylor	59	Director
Jade Leung	50	Chief Financial Officer
Roy Bade	61	Chief Development Officer
Ignacio Martinez	56	Chief Operating Officer

Each of the Company’s executive officers and directors will hold office until their successors are duly elected and qualified. The background and principal occupations of each officer and director are as follows:

John C. “Chris” Loeffler, II. Mr. Loeffler has served as the Chief Executive Officer and Chairman of Caliber’s Board of Directors since its inception. As Chief Executive Officer, Mr. Loeffler directs and executes the global strategy, oversees investments and fund management, and contributes to private and public capital formation. As a co-founder Mr. Loeffler took an early role in forming the Company’s financial and operational infrastructure and navigating the vertical integration of all real estate and investment services. Prior to forming Caliber, Mr. Loeffler was in the audit and assurance practice for PwC in Phoenix, Arizona, completing public company audits, developing control systems, and completing several acquisition or sale transactions. Mr. Loeffler earned a Bachelor of Science degree in Business Administration with a concentration in Accounting from California Polytechnic State University, San Luis Obispo. Mr. Loeffler also attended Universidad Complutense de Madrid (University of Madrid) in Madrid, Spain. In addition, Mr. Loeffler is a Board Director for Zennihome Holdings, Inc., a technology-forward manufacturer of stackable housing units. We believe that Mr. Loeffler’s extensive knowledge of Caliber’s business and his extensive corporate and leadership experience as a co- founder of Caliber and its Chief Executive Officer qualifies him to serve on our Board of Directors.

Jennifer Schrader. Ms. Schrader has served as the President and Chief Operating Officer and as Vice-Chairperson and director of Caliber since its inception. Since co-founding Caliber in 2009, Ms. Schrader has overseen the acquisition, design, repositioning, and disposition of over $600 million in assets to date. In addition, she leads the Company’s daily operations, inclusive of Caliber’s asset management activities, focusing on the execution of each investment’s business plan over the asset’s full lifecycle. Prior to forming Caliber, Ms. Schrader was the Managing Partner of First United Equites, LLC, a Michigan business focused on acquiring, renovating and selling homes for profit. Ms. Schrader serves as Chair of the Caliber Foundation, which was launched in 2021, and on the Colangelo College of Business Advisory Board for Grand Canyon University in Phoenix, Arizona. Ms. Schrader attended Lawrence Technological University in Michigan where she studied architecture and interior architecture. She holds a Real Estate Broker’s license from the Arizona School of Real Estate and Business. We believe that Ms. Schrader’s extensive knowledge of Caliber’s business and her extensive corporate and leadership experience as a co-founder of Caliber and its President qualifies her to serve on our Board of Directors.

Michael Trzupek. Mr. Trzupek has been a member of the Board of Directors of the Company since May 2023. Mr. Trzupek has been a member of our Advisory Board since May 2019. He is currently the Chief Financial Officer for Imagination Technologies a semiconductor and software design company based in the United Kingdom. From September 2020 to April 2022, Mr. Trzupek served as the Chief Financial Officer of Core Scientific, one of the largest digital asset mining infrastructure providers in North America. From February 2019 to June 2020, Mr. Trzupek served as the Chief Financial Officer of Premera Blue Cross, Washington’s leading health plan. Mr. Trzupek oversees accounting, financial planning and analysis, investment and treasury. Prior to joining Premera Blue Cross, Mr. Trzupek served as Group Vice President for Providence St. Joseph Health System, executing finance functions, strategic planning and budgeting, as well as the evaluation of affiliations, acquisitions and strategic investments. Prior to Providence St. Joseph Health System, he was a Corporate Finance General Manager at Microsoft, focused on business planning for the Company’s hardware products, including Xbox and Surface. Mr. Trzupek began his financial career at Intel. Mr. Trzupek received his Master of Business Administration from the University of Chicago. He is a member of the Board of Directors at the Seattle Aquarium, as well as a former Advisory Board member for eCapital Advisors. We believe that Mr. Trzupek’s extensive knowledge of Caliber’s business as a member of the Advisory Board of Caliber and his extensive corporate and leadership experience qualify him to serve on our Board of Directors.

Daniel P. Hansen. Mr. Hansen has been a member of the Board of Directors of the Company since May 2023. Mr. Hansen has been a member of our Advisory Board since May 2022. Mr. Hansen is currently the Global Head of Hyatt Studios, Hyatt Hotels first extended stay upper-midscale brand in the Americas. He previously served as the Chairman, President and Chief Executive Officer of Summit Hotel Properties, Inc. (NYSE:INN) from that company’s initial public offering until his retirement in 2021. He served on the Board of the American Hotel & Lodging Association (AHLA) and as a trustee of the AHLA Foundation and on advisory councils of multiple hotel brands. Mr. Hansen was recognized by Institutional Investor Magazine as a top small-cap executive in 2017, and in 2018, received the EY Entrepreneur of The Year Award in the Texas region. Prior to joining The Summit Group, Mr. Hansen spent 11 years with Merrill Lynch in various leadership positions culminating as a Vice President and Regional Sales Manager in the Texas Mid-South Region. Mr. Hansen graduated from South Dakota State University with a B.A. in Economics. We believe that Mr. Hansen’s extensive corporate and leadership experience qualify him to serve on our Board of Directors.

Lawrence Taylor. Mr. Taylor has been a member of the Board of Directors of the Company since August 2023. Mr. Taylor is President of Taylor Strategy Group advising companies on finance, strategy, growth initiatives and related activities. His experience spans start-ups, private companies, and publicly traded companies across diverse industries, including casino gaming, hospitality, manufacturing, aviation, commercial real estate, retail, and healthcare. Previously, Mr. Taylor served as Partner and Managing Director at Odyssey Capital Group, Chief Financial Officer at Excorp Medical, Inc., Corporate Director of Investment Relations at Grand Casinos, Inc., and others. He is a Board Leadership Fellow of the National Association of Corporate Directors (NACD), is Directorship Certified by the NACD, and was recognized as a “Director to Watch” in 2020 by the Private Company Director Magazine. Mr. Taylor earned a bachelor’s degree in finance from Louisiana Tech University.

Jade Leung. Mr. Leung has served as Caliber’s Chief Financial Officer and corporate secretary since April 2017. As Chief Financial Officer, Mr. Leung oversees all aspects of accounting and controllership, financial planning and analysis, tax, financial reporting, and treasury functions at Caliber. Before being named Chief Financial Officer, Mr. Leung served as Caliber’s Vice President of Finance and was responsible for managing and streamlining the Company’s accounting and compliance functions across all divisions and functions. In August 2016, he was also named the Chief Compliance Officer for the Company’s Arizona issuer-dealer, Caliber Securities, LLC, which established a new revenue stream for the Caliber group of companies. Prior to joining Caliber, Mr. Leung spent 12 years with PwC where he managed audit and accounting advisory services for some of PwC’s largest Fortune 500 companies in the United States, Canada, and Japan. Notably, Mr. Leung participated in over $1 billion of public market transactions and financing arrangements. Mr. Leung earned an accounting degree from Ryerson University and a Bachelor of Arts degree in Psychology from the University of British Columbia. Jade holds an active CPA license in the states of Arizona and Maine.

Roy Bade. Mr. Bade has served as the Chief Development Officer of Caliber since November 2019. Roy is responsible for managing real estate service lines provided by Caliber’s vertically integrated group of operating businesses. His four areas of responsibility include vertical and horizontal real estate development, construction, acquisitions, and project financing. Mr. Bade joined Caliber in 2014 as Fund Manager and was quickly promoted to

Executive Vice President and Fund Manager. He was responsible for maximizing returns on existing properties and managing Caliber’s development and construction activity. For nearly 30 years prior to joining Caliber, Mr. Bade acted as the principal and managing partner of two businesses, Bade Commercial Services Inc and BCS Development Group, LLC, which included the development, construction, and property management of commercial, retail and industrial properties throughout Phoenix, Arizona. During this time, Mr. Bade developed, constructed and owned over 750,000 square feet of property. Mr. Bade graduated from Washington State University with a Bachelor of Science in Business Information Systems, and holds a Commercial General Contractor’s license, and holds an Arizona Real Estate Broker’s license.

William J. Gerber. Mr. Gerber has been a member of the Board of Directors of the Company since May 2023. Mr. Gerber has been a member of our Advisory Board since April 2019. Mr. Gerber has acted as a consultant since October 2015. From October 2006 to October 2015 Mr. Gerber served as Chief Financial Officer of TD Ameritrade Holding Corporation (Nasdaq: AMTD) (“TD Ameritrade”), a provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors, and has extensive financial experience. In May 2007, he was named Executive Vice President of TD Ameritrade. In his role as Chief Financial Officer, he oversaw investor relations, business development, certain treasury functions and finance operations, including accounting, business planning and forecasting, external and internal reporting, tax and competitive intelligence. From May 1999 until October 2006, he served as the Managing Director of Finance at TD Ameritrade, during which time he played a significant role in evaluating merger and acquisition opportunities. Prior to joining TD Ameritrade, he served as Vice President of Acceptance Insurance Companies, Inc., where he was responsible for all aspects of mergers and acquisitions, investment banking activity, banking relationships, investor communications and portfolio management. Prior to joining Acceptance, Mr. Gerber spent eight years with Coopers & Lybrand, now known as PwC, serving as an audit manager primarily focusing on public company clients. Mr. Gerber was named to Institutional Investor Magazine’s All-America Executive Team as one of the top three CFOs in the Brokerage, Asset Managers and Exchanges category (2012 and 2013). He was also named a member of the CNBC CFO Council (2013 and 2014). Since January 2017, he has served on the Board of Directors of Northwestern Mutual Series Fund, a mutual fund company. He has also served on the Board of Directors of the U.S. holding company for the Royal Bank of Canada since July 2016 and Streck, Inc., a privately held company, since March 2015. In addition, he serves on the Boys Town National Board of Trustees. Mr. Gerber holds a B.B.A. in Accounting from the University of Michigan. Mr. Gerber holds a CPA license in the state of Michigan. We believe that Mr. Gerber’s extensive knowledge of Caliber’s business as a member of the Advisory Board of Caliber and his extensive corporate and leadership experience qualify him to serve on our Board of Directors.

Ignacio Martinez. Mr. Martinez has served as the Chief Operating Officer of the Company since April 2024. Prior to serving as Chief Operating Officer, Mr. Martinez was the Senior Vice President of Operations since he joined the Company in June 2023. Prior to joining Caliber, Mr. Martinez had served as Senior Vice President of Security, Risk and Compliance for Smartsheet (NYSE: SMAR), an enterprise Software as a Service (SaaS) work management platform since July 2017, where he played a key role in helping to build and scale the business in preparation for its initial public offering. Mr. Martinez holds a degree in business from New Mexico State University.

Material Proceedings

None of our directors or executive officers has been involved in any events enumerated under Item 401(f) of Regulation S-K during the past ten years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.
No material proceedings exist in which any of our directors or executive officers is an adverse party to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Audit Committee

Our audit committee consists of William J. Gerber, Daniel P. Hansen, and Michael Trzupek. Our Board of Directors has determined that each William J. Gerber, Daniel P. Hansen, and Michael Trzupek satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Mr. Trzupek, who our Board of Directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Code of Conduct and Code of Ethics

We have adopted a written code of conduct and code of ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. Current copies of the codes are posted on the Corporate Governance section of our website, which are located at https://ir.caliberco.com/corporate-governance/governance-documents. If we make any substantive amendments to, or grant any waivers from, the code of conduct and code of ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Upon written request to our corporate secretary, we will provide you with a copy of our code of ethics, without cost.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2023, except that John C. Loeffler, II, Jennifer Schrader, Jade Leung, and Roy Bade each filed a late Form 4 on September 28, 2023, reporting a transaction on September 25, 2023.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards ($)	Incentive Plan Compensation ($)	All Other Compensation(3) ($)	Total ($)
John C. “Chris” Loeffler, II	2023	$490,000	$42,500	$397,493	$—	$—	$28,025	$958,018
Chief Executive Officer and Chairman of the Board	2022	343,846	165,000	—	—	—	13,785	522,631
Jennifer Schrader	2023	450,000	42,500	397,493	—	—	9,900	899,893
President & Chief Operating Officer and Vice-Chairperson	2022	334,616	165,000	—	—	—	16,419	516,035
Jade Leung	2023	375,000	219,175	311,360	—	—	8,250	913,785
Chief Financial Officer	2022	301,923	165,852	200,001	—	—	12,700	680,476
Roy Bade	2023	350,000	315,344	358,999	—	—	6,750	1,031,093
Chief Development Officer	2022	311,539	150,000	139,999	—	—	10,846	612,384

(1) The amounts reported in this column reflect cash bonus payments made in the respective year for performance.
(2) The amounts reported in this column reflect restricted stock units awarded in the respective year for performance.
(3) The amounts reported in this column represent employer 401(k) contributions. Mr. Loeffler’s other compensation includes $18,125 of loan guarantee fees.

Employment Agreements

The Company entered into Executive Employment Agreement, dated January 1, 2019, with each of John C. Loeffler, Jennifer Schrader, Jade Leung and Roy Bade (each an “Executive”, and together the “Executives”). The Executive Employment Agreements (the “Employment Agreements”) provide for certain base salary and termination payments to the Executives as follows:

The Employment Agreements are for an indefinite term until the agreement is terminated. Mr. Loeffler’s annual base salary is $490,000 and his employment agreement provides for compensation of $2,083.33 per month for any and all leadership services rendered in any capacity (“Leadership Compensation”). Ms. Schrader’s annual base salary is $450,000 and her employment agreement provides for Leadership Compensation of $2,083.33 per month. Mr. Leung’s annual base salary is $375,000 and his employment agreement provides for Leadership Compensation of $2,083.33 per month. Mr. Bade’s annual base salary is $350,000 and his employment agreement provides for Leadership Compensation of $2,083.33 per month.

Following the termination of the employment of an Executive under the circumstances described below, the Company will pay to Executive in accordance with its regular payroll practices the following compensation and provide the following benefits:

•Death; Disability. In the event that an Executive's employment is terminated by reason of an Executive's death or disability, an Executive or his/her estate, as the case may be, shall be entitled to the following payments: (i) payment of an Executive’s Base Salary plus Leadership Compensation; (ii) any pro rata Bonus earned by an Executive; and (iii) payment of amounts and benefits available under the employee benefit plans.
•Termination by the Company for Cause. In the event that an Executive's employment is terminated by the Company for cause, an Executive will not be entitled to compensation, pro rata Bonus or other benefits.

•Termination by the Company Without Cause. In the event that an Executive's employment is terminated by the Company without cause, an Executive will be entitled to receive their Base Salary, any pro rata Bonus and any expenses earned or incurred through the date of termination. An Executive will be entitled to receive a severance payment of their current Base Salary plus Leadership Compensation for twelve (12) or thirty-six (36) months, depending on the Executive
•Voluntary Resignation by Executive for Good Reason. In the event of an Executive's resignation for Good Reason, an Executive will be entitled to receive their Base Salary plus Leadership Compensation, any pro rata Bonus and any expenses earned or incurred through the date of termination. An Executive will be entitled to receive a severance payment of their current Base Salary plus Leadership Compensation for twelve (12) or thirty-six (36) months, depending on the Executive.
•Resignation. In the event an Executive resigns from the Company regardless of circumstances or reason, the Executive shall be entitled to receive only the Base Salary plus Leadership Compensation and Bonus earned by him through the effective date of his resignation

In September 2022, Caliber adopted new compensation arrangements for its Named Executive Officers; these arrangements are in the process of being reduced to formal agreements which will replace existing agreements in place with such officers. Other than as set forth below, each of the formal agreements will contain identical terms and conditions. The agreements will (i) provide for at-will employment, (ii) provide an auto allowance equal to $19,500 per year, (iii) provide for severance equal to 12 months of salary upon termination without cause or voluntary resignation for good reason and (iv) require that the Named Executive Officer shall devote substantially all of his/her time and attention to the performance of his/her duties and responsibilities for and on behalf of Caliber except as may be consented to by Caliber.

The Company entered into an Employment Agreement, dated May 25, 2023, with Ignacio Martinez. The Employment Agreement is for an indefinite term until the agreement is terminated. Mr. Martinez’s annual base salary is $325,000. He is eligible to receive an annual bonus based on performance of up to 125% of his base compensation and long-term incentives via the Company’s 2017 Incentive Stock Plan.

The following table sets forth the agreed to compensation arrangements with each of our Named Executive Officers:

Name	Base Salary ($)	Maximum Bonus as a Percentage of Base Salary ($)	Maximum Bonus ($) (1)	Long Term Incentive (LTI) ($) (2)	Total Compensation Potential ($)
John C. “Chris” Loeffler, II	$490,000	200%	$980,000	$450,000	$1,920,000
Jennifer Schrader	$450,000	150%	$675,000	$450,000	$1,575,000
Jade Leung	$375,000	100%	$375,000	$350,000	$1,100,000
Roy Bade	$350,000	150%	$525,000	$225,000	$1,100,000

(1) Bonuses are discretionary, will be dependent on both individual and company performance and will be issued following the close of each year. The amounts listed in the Bonus $ are target totals assuming the Named Executive Officer achieves his/her designated goals and expected outcomes in the annual plan.
(2) The LTI will be payable in the form of RSU's from the 2017 Incentive Stock Plan and are subject to vesting further to the provisions of the Plan. The calculation of total shares to issue for the year will be completed annually as of the first business day each year and the corresponding share price average for the preceding 20 trading days, or as otherwise agreed upon by the Board of Directors.

Other than the employment arrangements described above, we have not entered into any arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, changes in their compensation or a change in control.

In general, Caliber's pay philosophy with respect to its Named Executive Officers is to target at or about the market median of peer group companies for a Named Executive Officer's total compensation, with actual compensation varying based on performance and tenure.

Caliber makes such compensation decisions for the Named Executive Officers based on:

•The Company's strategic and human resources objectives;
•Competitive data for peer group companies and for a broader group of asset management firms;
•Corporate and individual performance on key initiatives;
•Corporate performance compared to our competitors;
•Economic conditions;
•Advice of outside executive compensation consultants and that of our Advisory Board; and
•How the elements of compensation contribute to and interrelate to total compensation.

The peer group of companies was compiled by an unaffiliated compensation consultant's study. The compensation consultant recommends an appropriate peer group of public, similarly sized, asset management companies, considering the Company's and the competitors' strategy, mix of business and size, as measured primarily by annual revenues, market capitalization and total assets. These companies are the major competitors in one or more of the Company's businesses, but none represent the exact business mix of the Company. Caliber strives to target compensation for the Named Executive Officers at the median of the compensation of the named executive officers at the peer group companies.

Potential Payments Upon Termination or Change-In-Control

The Employment Agreements, and the employment arrangements approved in 2022, provide for severance benefits upon a termination of employment under certain circumstances. For a discussion regarding the benefits see “Employment Agreement.”

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John C. “Chris” Loeffler, II	—	—	—	N/A	N/A	301,131	$388,459	—	$—
Jennifer Schrader	—	—	—	N/A	N/A	301,131	$388,459	—	$—
Jade Leung	386,436	—	—	$3.35	1/1/2026	255,930	$330,150	—	$—
	59,452	—	—	$5.85	12/31/2029	—	$—	—	$—
Roy Bade	445,888	—	—	$3.35	1/1/2026	285,915	$368,830	—	$—

Recovery of Erroneously Awarded Compensation

The Board adopted a clawback policy (the “Clawback Policy”) effective as of May 15, 2023. The Clawback Policy, which is administered by the Compensation Committee of the Board of Directors, applies to current and former executive officers of the Company (each an “Covered Person”). In the event the Company is required to prepare an accounting restatement of its financial results as a result of a material noncompliance by the Company with any financial reporting requirement under the federal securities laws, the Company will have the right to use reasonable efforts to recover from any Covered Person who received incentive compensation (whether cash or equity) from the Company during the three-year period preceding the date on which the Company was required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. As of December 31, 2023, there have been no Restatements that would require recovery of erroneously awarded compensation under the Clawback Policy.

Director Compensation

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Stock Awards ($)	Total ($)
William J. Gerber	$62,500	$—	$—	$62,500
Michael Trzupek	$62,500	$—	$—	$62,500
Daniel P. Hansen	$62,500	$—	$—	$62,500
Lawrence Taylor	$62,500	$—	$—	$62,500

(1) The amounts listed in this column represent the retainer paid to each director for their service on the board and any committees on which they served during 2023.

Compensation Arrangements
Our non-employee director compensation is comprised of cash compensation. Further, we reimburse all of our non-employee directors for their reasonable expenses incurred in attending meetings of our Board and committees of the Board.
The Board believes that a significant portion of director compensation should align director interests with the long-term interests of stockholders. The Board makes changes in its director compensation practices only upon the recommendation of the Compensation Committee, and discussion and approval by the Board.
Our Board, following the Compensation Committee’s recommendation, has approved the compensation of our non-employee directors, as described below. The Compensation Committee believes that our non-employee director compensation remains aligned with director compensation practices at our peer companies while considering the ongoing cash constraints of the Company.
For 2023, our non-employee director annual compensation consisted of $62,500 in cash.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our shares as of April 29, 2024 by:
•each named executive officer;
•each of our directors;

•our directors and executive officers as a group; and
•each person or entity known by us to own beneficially more than 5% of our Class A common stock and Class B common stock (by number or by voting power)

in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 14,422,200 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock outstanding at April 29, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable and all shares subject to options and stock awards held by the person that will be exercisable or vest based on service-based vesting conditions within 60 days of April 29, 2024. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o CaliberCos Inc. 8901 E. Mountain View Rd., Ste 150, Scottsdale, Arizona 85258.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Class A Common Stock		Class B Common Stock		% Total Voting Power(2)(3)
	Shares	%	Shares	%
Named Executive Officers and Directors
Jennifer Schrader(4)	106,650	*	3,709,693	50.0%	41.5%
John C. Loeffler, II(5)	122,650	*	3,706,721	50.0%	41.5%
Roy Bade(6)	626,851	4.0%	—	—%	*
Jade Leung(7)	668,498	4.3%	—	—%	*
William Gerber(8)	42,732	*	—	—%	*
Michael Trzupek(9)	29,726	*	—	—%	*
Daniel P. Hansen(10)	73,875	*	—	—%	*
Lawrence Taylor	—	*	—	—%	*
Ignacio Martinez(11)	106,993	*	—	—%	*
Directors, Director Nominees and Executive Officers as a Group (9 Persons)(12)	1,777,975	11.5%	7,416,414	100.0%	84.7%
5% Beneficial Owners:
Donnie R. Schrader(13)	3,390,736	21.9%	—	—%	3.8%

__________________________________
*Indicates ownership of less than 1%
(1) In computing the number of shares of common stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of common stock underlying restricted stock units or options held by that person that are convertible or exercisable, as the case may be, within 60 days of the April 29, 2024 are included. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Does not give effect to (i) the conversion of Class B common stock to Class A common stock, (ii) the conversion of convertible debt securities into Class A common stock or (iii) the vesting of any issued and outstanding stock options or restricted stock units outstanding as of the date hereof and excludes shares of Class A common stock reserved for future grant or issuance under our 2017 Plan. None of the named executive officers and directors or Donnie Schrader beneficially own any convertible debt securities. In addition, no holder of convertible debt would become a beneficial owner of 5% or more of the Company’s Class A common stock should any such holder convert all convertible debt held by such holder within 60 days of April 29, 2024.
(3) Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class B common stock shall be entitled to ten votes per share of Class B common stock and each holder of Class A common stock shall be entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.
(4) Includes 94,103 fully vested restricted stock units (“RSUs”) and 12,547 RSUs vesting within 60 days of April 29, 2024, which represent a contingent right to receive Class A common stock upon vesting. Class A common stock does not include Class A shares held by Jennifer Schrader’s spouse Donnie Schrader. Ms. Schrader disclaims beneficial ownership of all shares held by Donnie Schrader, except to the extent of her pecuniary interest, if any, therein. See also footnote 13.
(5) Includes 16,000 shares of Class A common stock, 94,103 fully vested RSUs, and 12,547 RSUs vesting within 60 days of April 29, 2024, which represent a contingent right to receive Class A common stock upon vesting. Class B common stock Includes 1,778,989 shares held in The C LO 2021 Irrevocable Trust under agreement of which Mr. Loeffler is trustee.
(6) Includes 445,888 fully vested and exercisable stock options, 98,102 fully vested RSUs, 12,199 RSUs vesting within 60 days of April 29, 2024, which represent a contingent right to receive Class A common stock upon vesting, and 70,662 shares of Class A common stock held by Wave Investments LLC of which Mr. Bade is the sole manager.
(7) Includes 445,888 fully vested and exercisable stock options, 211,543 fully vested RSUs, and 11,067 RSUs vesting within 60 days of April 29, 2024, which represent a contingent right to receive Class A common stock upon vesting.
(8) Includes 13,006 shares of Class A common stock and 29,726 fully vested and exercisable stock options.
(9) Represents fully vested and exercisable stock options.
(10) Includes 59,012 shares of Class A common stock and 14,863 fully vested and exercisable stock options.
(11) Includes 39,258 fully vested RSUs, 30,235 RSUs vesting within 60 days of April 29, 2024, which represent a contingent right to receive Class A common stock upon vesting, and 37,500 stock options exercisable within 60 days of April 29, 2024.
(12) Includes 996,326 fully vested stock options and options exercisable within 60 days of April 29, 2024 and 85,860 vesting within 60 days of April 29, 2024.
(13) Based on information known to the Company and Mr. Schrader’s Form 3 filed May 15, 2023. Does not include Class A common stock or Class B common stock held by Donnie Schrader’s spouse Jennifer Schrader. Mr. Schrader disclaims beneficial ownership of all shares held by Jennifer Schrader, except to the extent of his pecuniary interest, if any, therein.

Equity Incentive Plans

2017 Incentive Stock Plan

We have adopted a 2017 Incentive Stock Plan (the “2017 Plan”). An aggregate of 5.0 million shares of our Class A common stock is reserved for issuance and available for awards under the 2017 Plan, including incentive stock options granted under the 2017 Plan. In December 2021, the 2017 Plan was amended and restated to increase the number of shares of our common stock reserved for issuance to 10.0 million aggregate shares. The 2017 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of December 31, 2023 and 2022, options representing 2,285,601 and 2,003,088 shares, respectively, have been awarded and are outstanding under the 2017 Plan. As of December 31, 2022 and 2021, restricted stock units representing 2,386,786 and 396,955 shares have been awarded and are outstanding under the 2017 Plan, respectively.

Equity Compensation Plan Information

The following chart reflects the number of securities granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2023.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	5,089,259	$4.23	4,910,741
Equity compensation plans not approved by security holders	—	—	—
Total	5,089,259	$4.23	4,910,741
__________________________________
(1) The Company has one compensation plan, the 2017 Plan.
(2) Represents the exercise price of outstanding stock options.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Business Segments

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

Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold. These revenues are included in performance allocations in the accompanying consolidated statements of operations

The table below shows the consolidated revenues earned for providing services under the Company’s asset management platform for the years ended December 31, 2023 and 2022 (in thousands).

	Years Ended December 31,
	2023	2022
Fund set-up fees	$370	$5,897
Fund management fees	5,115	4,497
Financing fees	221	721
Development and construction fees	4,025	2,444
Brokerage fees	840	1,785
Total asset management	10,571	15,344
Performance allocations	3,639	2,543
Total related party revenue	$14,210	$17,887

As of December 31, 2023 and 2022, amounts due to the Company from related parties for services performed under the Company’s asset management platform was $7.8 million.

Other

In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of December 31, 2023 and 2022, other amounts due from related parties was $1.9 million. As of December 31, 2023 and 2022, other amounts due to related parties from the Company were $0.3 million and $0.2 million, respectively.

Notes Receivable – Related parties of the Company

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
__________________________________
(1) As of December 31, 2023.

Notes Payable – Related parties of the Company

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

During each of the years ended December 31, 2023 and 2022, the Company incurred an immaterial amount of interest expense in connection with the notes payable – related parties. There was no interest payable due to related parties as of December 31, 2023 and 2022.
Notes Receivable – Related parties of consolidated funds

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

During the years ended December 31, 2023 and 2022, the consolidated fund earned $3.7 million and $2.9 million, respectively, of interest in connection with the notes. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. No interest was due to the Company as of December 31, 2023 and 2022.

Notes Payable – Related parties of consolidated funds

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
__________________________________
(1) As of December 31, 2023.

During the years ended December 31, 2023 and 2022, the consolidated funds incurred $1.2 million and $0.9 million, respectively, of interest expense in connection with the notes payable – related parties. As of December 31, 2023 and 2022, there was $0.1 million of interest expense payable. Management expects to extend these notes at maturity.

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

Review of Related Person Transactions

In accordance with its written charter, our Audit Committee is responsible for reviewing, approving and overseeing any transaction between the Company and any related person. The term “related party transactions” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K. As a smaller reporting company, we are also required to review and approve any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person has a direct or indirect material interest. In considering related party transactions, our Audit Committee is guided by its fiduciary duty to our stockholders. Our Audit Committee does not have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related parties. Additionally, each of our directors and executive officers are required to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. Our Nominating and Governance Committee and Board of Directors annually review all transactions and relationships disclosed in the director and officer questionnaires, and the Board makes a formal determination regarding each director’s independence.

Under the Company’s Corporate Governance Guidelines, the Board itself and through its committees will review and approve all related party transactions and any contracts or other transactions with current or former directors and executive officers of the Company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to officers made or guaranteed by the Company. The Audit Committee generally will take the lead in reviewing related party transactions, and the Compensation Committee and the Nominating and Corporate Governance Committee generally will take the lead in reviewing related party contracts, such as consulting arrangements, termination agreements, and any other contracts or arrangements involving any compensatory or monetary terms. The Company will not enter into any such transaction unless the transaction is determined by the disinterested directors to be fair to the Company or is approved by the disinterested directors or by the stockholders. Any determination by our disinterested directors will be based on a review of the particular transaction, applicable laws and regulations, policies of the Company, and the listing standards of Nasdaq.

Board Independence

We are listed on the Nasdaq Capital Market (“Nasdaq”) and accordingly, we have applied Nasdaq listing standards in determining the “independence” of the members of our Board of Directors. Based on the Nasdaq listing standards and after reviewing the relationships with members of our Board, our Board of Directors has determined that William J. Gerber, Michael Trzupek, Daniel P. Hansen, and Lawrence Taylor qualify as independent directors.

While the Company is a “controlled company” as defined under the NASDAQ rules and thus is entitled to an exemption from the majority independence rule, the Company has not elected this exemption for its 2024 election of Directors but reserves the right to claim this exemption in the future.

Item 14. Principal Accounting Fees and Services

The following table provides information regarding the fees billed to us by Deloitte & Touche LLP (“Deloitte & Touche”) in the fiscal years ended December 31, 2023 and 2022. All fees described below were approved by the Audit Committee:

	For the fiscal years ended December 31,
	2023	2022
Audit Fees(1)	$875,000	$910,000
Audit Related Fees(2)	290,000	345,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$1,165,000	$1,255,000
__________________________________
(1) Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2) Audit related fees include fees associated with the initial public offering of shares of the Company’s Class A common stock.

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. Accordingly, 100% of audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, the required information is contained elsewhere in the Original Filing, or the schedules are inapplicable and have therefore been omitted.

Exhibits

The following exhibits are included in this Annual Report, as amended, on Form 10-K/A for the fiscal year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CaliberCos Inc. (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023
3.2	Amended and Restated Bylaws of CaliberCos Inc. (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
4.1**	Description of Securities
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
10.2
Loan Agreement, dated as of January 20, 2023, among 47th Street Phoenix Airport LLC, CHPH Holding, LLC, and 44th and McDowell Holding, LLC, as Borrower and Trimont Real Estate Advisors, LLC, as Agent for BP Holdings SIGMA LLC, as Lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.3
Guaranty of Recourse Obligations dated January 20, 2023, by John C. Loeffler, II, Jennifer Schrader,CDIF, LLC, Caliber Diversified Opportunity Fund II, LP, and CaliberCos Inc. for the benefit of BP Holdings Sigma, LLC(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.4
Loan Agreement dated as of October 17, 2019 between Pollock Gateway II DE LLC, as borrower and Barclays Capital Real Estate Inc., as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.5
Assumption Agreement dated January 25, 2023 by and among Pollock Gateway II DE LLC, original borrower, Gateway II Holdco, LLC, new borrower, Guila Pollock and Vita Piazza, trustees of The James and Guila Pollock Trust dated June 27, 2006, original guarantor, CaliberCos Inc., new guarantor, and Wells Fargo Bank, National Association, as Trustee for the benefit of the registered holders of BBCMS Mortgage Trust 2019-C5, Commercial Mortgage Pass Through Certificates, Series 2019-C5, lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.6†
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Jennifer Schrader (incorporated by reference to Exhibit 6.5 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.7†
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and John C. Loeffler II (incorporated by reference to Exhibit 6.6 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.8†
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Roy Bade (incorporated by reference to Exhibit 6.7 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.9†
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Jade Leung (incorporated by reference to Exhibit 6.8 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.10†
Employment Agreement dated May 25, 2023 by and between Caliber Services, LLC and Ignacio Martinez (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 024-11016), filed with the SEC on April 5, 2024)

10.11
Form of Indemnification Agreement between CaliberCos Inc. and its directors and officers (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 23, 2022 (File No. 333-267657))

10.12
Form of Escrow Agreement by and among CaliberCos Inc., SI Securities, LLC and The Bryn Mawr Trust Company of Delaware (incorporated by reference to Exhibit 8.1 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on January 3, 2020)

10.13
Caliber/ Encore Opportunistic Growth Fund Limited Liability Company Agreement dated May 1, 2022 by and between CaliberCos Inc. and Encore Caliber Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on April 12, 2023 (File No. 333-267657))

10.14
Form of Managing Dealer Agreement by and among CaliberCos Inc., Skyway Capital Markets, LLC and Issuer (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on April 12, 2023 (File No. 333-267657))

10.15
Sponsor Consulting Agreement dated December 1, 2022 by and among CaliberCos Inc. and Skyway Capital Markets, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on April 12, 2023 (File No. 333-267657))

10.16	Contribution Agreement dated June 30, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 024-11016), filed with the SEC on July 7, 2023)
14.1**	Code of Ethics
19.1**	Insider Trading Policy
21.1**	Subsidiaries
23.1**	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1**	Clawback Policy
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
___________________________

**	Previously filed in Original Filing.
*	Filed herewith
#	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on April 29, 2024.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer