Form 10-Q
period 2024-03-31
CaliberCos Inc.
filed 2024-05-10
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
There were 21,827,102 shares of common stock, comprised of 14,410,688 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock of CaliberCos Inc. as of May 7, 2024.

Explanatory Note

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2024	December 31, 2023
Assets
Cash	$679	$940
Restricted cash	2,599	2,569
Real estate investments, net	21,652	21,492
Notes receivable - related parties	6,749	50
Due from related parties	9,397	9,709
Investments in unconsolidated entities	9,726	3,338
Operating lease - right of use assets	182	193
Prepaid and other assets	2,888	2,781
Assets of consolidated funds
Cash	1,416	2,865
Restricted cash	640	11,266
Real estate investments, net	101,037	185,636
Accounts receivable, net	371	1,978
Notes receivable - related parties	40,347	34,620
Operating lease - right of use assets	—	10,318
Prepaid and other assets	3,779	11,677
Total assets	$201,462	$299,432

Liabilities and Stockholders’ Equity
Notes payable	$52,952	$53,799
Accounts payable and accrued expenses	9,766	8,886
Due to related parties	157	257
Operating lease liabilities	112	119
Other liabilities	614	420
Liabilities of consolidated funds
Notes payable, net	47,654	129,684
Notes payable - related parties	—	12,055
Accounts payable and accrued expenses	2,723	11,736
Due to related parties	258	101
Operating lease liabilities	—	13,957
Other liabilities	736	2,400
Total liabilities	114,972	233,414

Commitments and Contingencies

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2024	December 31, 2023
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 14,311,355 and 13,872,671 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$14	$14
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 7,416,414 shares issued and outstanding as March 31, 2024 and December 31, 2023	7	7
Paid-in capital	39,869	39,432
Accumulated deficit	(40,635)	(36,830)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	(745)	2,623
Stockholders’ equity attributable to noncontrolling interests	87,235	63,395
Total stockholders’ equity	86,490	66,018
Total liabilities and stockholders’ equity	$201,462	$299,432

The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2024	2023
Revenues
Asset management revenues	$3,170	$2,036
Performance allocations	166	2,426
Consolidated funds – hospitality revenues	18,145	23,209
Consolidated funds – other revenues	1,470	1,851
Total revenues	22,951	29,522

Expenses
Operating costs	5,262	4,504
General and administrative	1,940	1,816
Marketing and advertising	106	353
Depreciation and amortization	146	132
Consolidated funds – hospitality expenses	16,782	20,283
Consolidated funds – other expenses	3,072	1,925
Total expenses	27,308	29,013

Other income, net	272	519
Interest income	117	98
Interest expense	(1,294)	(831)
Net (loss) income before income taxes	(5,262)	295
Benefit from income taxes	—	—
Net (loss) income	(5,262)	295
Net (loss) income attributable to noncontrolling interests	(1,457)	1,502
Net loss attributable to CaliberCos Inc.	$(3,805)	$(1,207)
Basic net loss per share attributable to common stockholders	$(0.18)	$(0.07)
Diluted net loss per share attributable to common stockholders	$(0.18)	$(0.07)
Weighted average common shares outstanding:
Basic	21,542	18,182
Diluted	21,542	18,182

The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2023	—	$—	13,873	$14	7,416	$7	$39,432	$—	$(36,830)	$63,395	$66,018
Issuance of common stock	—	—	25	—	—	—	37	—	—	—	37
Equity based compensation	—	—	413	—	—	—	400	—	—	—	400
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	6,388	6,388
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(670)	(670)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,604)	(1,604)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	21,183	21,183
Net loss	—	—	—	—	—	—	—	—	(3,805)	(1,457)	(5,262)
Balances as of March 31, 2024	—	$—	14,311	$14	7,416	$7	$39,869	$—	$(40,635)	$87,235	$86,490

Balances as of December 31, 2022	1,651	$—	10,791	$11	7,416	$7	$33,108	$(13,626)	$(22,709)	$80,398	$77,189
Repurchases of common stock	—	—	(42)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	702	—	—	—	702
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	7,629	7,629
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(295)	(295)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,752)	(1,752)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	(20,805)	(20,805)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	9,539	9,539
Retirement of treasury stock	—	—	—	—	—	—	—	1,418	(1,418)	—	—
Net (loss) income	—	—	—	—	—	—	—	—	(1,207)	1,502	295
Balances as of March 31, 2023	1,651	$—	10,749	$11	7,416	$7	$33,810	$(12,208)	$(25,334)	$76,216	$72,502
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net (loss) income	$(5,262)	$295
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	140	127
Non-cash lease expense and gain on lease extinguishment	3	(297)
Non-cash performance allocations	—	(2,382)
Equity-based compensation	400	702
Amortization of above-market/below market leases and straight-line rent, net	77	—
Amortization of deferred financing costs	10	(6)
Changes in operating assets and liabilities:
Due from related parties	312	21
Prepaid expenses, right-of-use assets and other assets	(93)	2,256
Accounts payable and accrued expenses	810	597
Due to related parties	(100)	99
Lease liabilities and other liabilities	104	684
Adjustments to reconcile net (loss) income to net cash from operating activities of consolidated funds:
Depreciation	2,094	2,374
Non-cash lease expense	(12)	(26)
Gain on the disposition of real estate	(9)	—
Loss on extinguishment of debt	—	2
(Gain) loss on derivative instruments	(159)	279
Amortization of advanced key money	(19)	(19)
Amortization of above-market/below market leases and straight-line rent, net	(51)	4
Amortization of deferred financing costs	285	335
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(1,201)	(1,860)
Due from related parties	1	13
Prepaid expenses, right-of use assets and other assets	(624)	(3,732)
Accounts payable and accrued expenses	1,648	1,059
Due to related parties	252	85
Lease liabilities and other liabilities	(133)	440
Net cash (used in) provided by the Company's operating activities	(1,527)	1,050

Cash Flows From Investing Activities
Investments in real estate assets	(193)	(23)
Acquisition of real estate assets	—	(19,472)
Investments in unconsolidated entities	(150)	(10)
Funding of notes receivable - related parties	—	(250)
Payment received on notes receivable - related parties	50	—

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	$—	$12,927
Deconsolidation of VIEs	(19,604)	(12,418)
Investments in real estate assets	(1,062)	(7,125)
Acquisition of real estate assets	—	(6,643)
Proceeds from the sale of real estate assets	293	—
Funding of notes receivable - related parties	(2,470)	(3,902)
Payment received on notes receivable - related parties	7,084	935
Net cash used in the Company's investing activities	(16,052)	(35,981)
Cash Flows From Financing Activities
Payment of deferred financing costs	(9)	(253)
Proceeds from notes payable	296	36,873
Repayments of notes payable	(1,144)	(311)
Proceeds from notes payable - related parties	—	4,000
Repayments of notes payable - related parties	—	(4,000)
Payments of treasury stock - buyback obligation	—	(183)
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(66)	(2,439)
Proceeds from notes payable	3,117	60,157
Repayments of notes payable	(3,342)	(56,899)
Proceeds from notes payable - related parties	2,307	2,997
Repayments of notes payable - related parties	—	(2,802)
Contributions from noncontrolling interest holders	6,388	7,629
Redemptions of noncontrolling interests	(670)	(295)
Distributions to noncontrolling interest holders	(1,604)	(1,752)
Net cash provided by the Company's financing activities	5,273	42,722
Net Change in Cash and Restricted Cash	(12,306)	7,791
Cash and Restricted Cash at Beginning of Period	17,640	15,934
Cash and Restricted Cash at End of Period	$5,334	$23,725

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$3,805	$7,657
Restricted cash at beginning of period	13,835	8,277
Cash and restricted cash at beginning of period	17,640	15,934

Cash at end of period	2,095	10,673
Restricted cash at end of period	3,239	13,052
Cash and restricted cash at end of period	$5,334	$23,725
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”), is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services to the investments we manage including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of March 31, 2024, we had operations in Alaska, Arizona, Colorado, and Texas.
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
At March 31, 2024, the Company had individual corporate notes aggregating $36.7 million for which the maturity dates of these notes are within the 12-month period subsequent to when these financial statements were issued. Additionally, the Company has incurred operating losses and negative operating cash flows for the three months ended March 31, 2024, and anticipates additional future operating losses and negative operating cash flows. The Company does not have sufficient cash on hand to satisfy such obligations. As such these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, management plans to i) continue to negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect receivables and return investments from the Consolidated Funds, and/or v) increase capital raise through continued expansion of fundraising channels. The Company has commenced discussions with the various lenders in pursuit of extending or refinancing its loans. Subsequent to March 31, 2024, the Company extended the maturity dates of certain corporate and convertible notes. As of May 9, 2024, an aggregate of $36.4 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued (see Note 6 – Notes Payable). Management’s plans include timely collection on the Company’s outstanding accounts and notes receivable from affiliated entities for which management has influence and control and implementing strategies to reduce costs. The Company executed a reduction in force of approximately 10% of its employees in May 2024, with an expected annual saving of compensation and benefits expenses of $4.0 million. The Company has also executed on cost reduction plans with estimated annual savings of $2.5 million. In addition, Caliber Hospitality Trust, Inc. (the “Caliber Hospitality Trust”) received a $10.0 million investment commitment into its Series D preferrd equity in May 2024, of which a portion will be used to repay amounts due to the Company. The Company concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative analysis focused on identifying which reporting entity has both (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment. We consolidate any VIEs for which we are the primary beneficiary, and we disclose our maximum exposure to loss related to the consolidated VIEs. See Note 3 – VIEs for more detail.

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

Interim Unaudited Financial Data

Our consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements, including notes, are unaudited, exclude some of the disclosures required for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024 and December 31, 2023, the carrying amount of our investments in unconsolidated entities was $9.7 million and $3.3 million, respectively. During the three months ended March 31, 2024, the Company deconsolidated the Caliber Hospitality Trust and Caliber Hospitality, LP, which included activity from six hospitality funds. At which time, the Company’s investment in the Caliber Hospitality Trust and Caliber Hospitality, LP were no longer eliminated and are included in investments in unconsolidated entities in the accompanying consolidated balance sheet as of March 31, 2024. See Note 3 – VIEs.

In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three months ended March 31, 2024 and 2023, the Company had no impairment losses related to its investments in unconsolidated entities.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and Amortization Expense

Depreciation expense includes costs and costs associated with building and building improvements, which are depreciated over the estimated useful life of the respective asset, generally 15 to 40 years. Depreciation expense also includes costs associated with the purchase of furniture and equipment and office leasehold improvements which are recorded at cost. Furniture and equipment costs are depreciated using the straight-line method over the estimated useful life of the asset, generally 3 to 7 years beginning in the first full month the asset is placed in service. Intangible lease assets are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.

For each of the three months ended March 31, 2024 and 2023, depreciation expense for the Company was $0.1 million.

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

For the three months ended March 31, 2024 and 2023, the Company had no impairment losses related to its real estate and other long-lived assets.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following describes the Company’s revenue recognition policy related to the fees the Company earns from providing services under its asset management platform:

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

Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust, the Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

Financing fees are earned for services the Company performs in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, the Company earns fees for guaranteeing certain loans, representing a performance obligation that the Company satisfies over time. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

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

Leases

Lessor

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of March 31, 2024 and December 31, 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segments

Historically, the Company’s operations were organized into three reportable segments, fund management, development, and brokerage. During the three months ended March 31, 2024, the Company reevaluated its reportable segments, considering (i) the evolution of the Company after closing its initial public offering and how the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, assesses performance and allocates resources, (ii) changes to the budgeting process and in key personnel driven by the Company’s growth initiatives, and (iii) how management reports ongoing company performance to the Board of Directors. With the evolution and growth of the Company, the Company’s CODM assesses performance and resource allocation on an aggregate basis under the Company’s asset management platform, and no longer reviews operating results for development or brokerage activity separately. As such, management concluded that the Company operates through one operating segment.

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

For the three months ended March 31, 2024 and 2023, depreciation expense was $2.1 million and $2.4 million, respectively.

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

For the three months ended March 31, 2024 and 2023, our consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.

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

Consolidated funds – other revenue

Consolidated funds – other revenue includes rental revenue of $0.4 million and $1.0 million, for the three months ended March 31, 2024 and 2023, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

Upon adoption of ASC 842, Leases (“ASC 842”), effective January 1, 2022, at the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of March 31, 2024. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

In addition, consolidated funds - other revenue includes interest income of $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, which is generated by a consolidated fund’s lending activity. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. Our consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is uncertain, our consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. Our consolidated funds had no allowance for doubtful accounts as of March 31, 2024 and December 31, 2023.

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

Fair Value Measurements

Fair value measurements and disclosures consist of a three-level valuation hierarchy. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the ability to observe the inputs employed in the measurement using market participant assumptions at the measurement date. An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company adopted the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), effective January 1, 2024, which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 – VIEs

During the three months ended March 31, 2023, the Company (i) deconsolidated five hospitality funds that were contributed to Caliber Hospitality, LP, whose sole general partner is the Caliber Hospitality Trust and (ii) consolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from the five previously consolidated hospitality funds and one previously unconsolidated fund because the Company was determined to be the primary beneficiary as it had the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which was significant to the Caliber Hospitality Trust and Caliber Hospitality, LP.

In addition, the Company consolidated West Frontier Holdco, LLC (“West Frontier”) during the three months ended March 31, 2023, as the Company was determined to be the primary beneficiary as the Company has the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness, which is significant to the fund. No additional VIEs were consolidated during the three months ended March 31, 2024. The consolidation of the Caliber Hospitality Trust, Caliber Hospitality, LP, and West Frontier consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 7, 2024, L.T.D. Hospitality Group LLC (“L.T.D.”) contributed the first of nine committed hotels from L.T.D.’s portfolio to Caliber Hospitality, LP in exchange for $5.7 million in cash, $9.6 million in operating partnership units, and a new $14.1 million loan facility. Upon this reconsideration event, the Company reconsidered its consolidation conclusion, given the change in economics, and concluded that it was no longer the primary beneficiary, as its potential obligation to absorb the losses, through its guarantee of the indebtedness secured by the hospitality assets, were no longer significant to Caliber Hospitality, LP or the Caliber Hospitality Trust. As such, during the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries. The Company aggregates and reports the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying consolidated statements of operations through the date of deconsolidation.

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

Note 4 – Real Estate Investments

Real Estate Investments of the Company

Asset Acquisitions

There were no asset acquisitions by the Company during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company acquired its headquarters office building for an aggregate purchase price of $19.5 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.

The allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Real estate investments, at cost
Land and land improvements	$9,131
Building and building improvements	9,332
Furniture, fixtures and equipment	959
Intangible lease assets	398
Intangible lease liabilities	(348)
Total purchase price of assets acquired	$19,472

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Investments of the Consolidated Funds

Asset Acquisitions by Consolidated Funds

There were no asset acquisitions by the consolidated funds during the three months ended March 31, 2024. During the three months ended March 31, 2023, the consolidated funds acquired one multi-family residential property for an aggregate purchase price of $6.6 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.

The allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Real estate investments, at cost
Land and land improvements	$599
Building and building improvements	6,044
Total purchase price of assets acquired	$6,643

Note 5 – Prepaid and Other Assets

Prepaid and Other Assets of the Company

Prepaid and other assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Pursuit costs (1)	$639	$1,081
Prepaid expenses	1,127	981
Accounts receivable, net	572	205
Deposits	63	63
Other assets	487	451
Total prepaid and other assets	$2,888	$2,781

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

Prepaid and Other Assets of the Consolidated Funds

Prepaid and other assets of the consolidated funds consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Derivative assets	$1,401	$1,216
Prepaid expenses	739	1,735
Deposits	98	669
Pursuit costs (1)	1,174	1,102
Deferred franchise fees, net	64	278
Intangibles, net	—	184
Inventory	44	142
Other assets (2)	259	6,351
Total prepaid and other assets	$3,779	$11,677

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(2) Other assets as of December 31, 2023, primarily represents incremental costs, including professional, legal, consulting, accounting and tax services, directly attributable to Caliber Hospitality Trust that are deferred and will be charged against the gross proceeds of the planned public offering.

Note 6 – Notes Payable

Notes Payable of the Company

Notes payable consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

Notes Payable	March 31, 2024	December 31, 2023	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$35,392	$36,442	11.40%	January 2024 - March 2025
Convertible corporate notes	1,324	1,324	8.25%	April 2024
Real estate and other loans	16,454	16,252	5.61%	August 2024 - November 2029
Total notes payable	53,170	54,018
Deferred financing costs, net	(218)	(219)
Total notes payable, net	$52,952	$53,799
__________________________________
(1) As of March 31, 2024.

Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.

Gateway II HoldCo, LLC

On January 31, 2023, Caliber assumed a loan which is secured by the Company’s headquarters office building (see Note 4 – Real Estate Investments). The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of March 31, 2024 and December 31, 2023, the outstanding principal balance of the loan was $16.1 million and $16.2 million, respectively. As of March 31, 2024, the debt service coverage ratio required by the loan agreement was not satisfied, which per the terms of the agreement required the Company to transfer funds to a cash management account.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024, there were 220 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with weighted average interest rate of 11.40%, and maturity dates ranging from January 2024 to March 2025. During the three months ended March 31, 2024, there were no conversions of debt into common stock. In April 2024, the Company entered into a loan extension agreement with certain corporate note holders to extend the respective maturity dates of multiple individual corporate notes, aggregating $12.3 million, for an additional 13 months, resulting in maturity dates of these corporate notes ranging from May 2025 to April 2026. As of May 9, 2024, an aggregate of $36.4 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued.

As of December 31, 2023, there were 222 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.42%, and maturity dates ranging from January 2024 to March 2025.

The Company has issued corporate notes with a conversion feature. The conversion price is $7.57 per share of common stock. The holders of the convertible corporate notes can elect to convert all or any portion of the balance at any time. As of March 31, 2024 and December 31, 2023, the value of the conversion feature was zero.

Future Minimum Payments

The following table summarizes the scheduled principal repayments of our indebtedness as of March 31, 2024 (in thousands):

Year	Amount
April 1, 2024 - December 31, 2024	$23,106
2025	14,421
2026	304
2027	317
2028	330
Thereafter	14,692
Total	$53,170

Deferred Financing Costs

Amortization of deferred financing costs for the Company was an immaterial amount and there were no deferred financing cost write-offs during each of the three months ended March 31, 2024 and 2023.

Notes Payable of the Consolidated Funds

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes payable of the consolidated funds consisted of the following as of March 31, 2024 and December 31, 2023, respectively (in thousands):

Notes Payable	March 31, 2024		December 31, 2023	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Hampton Inn & Suites Hotel	$—	(3)	$5,939	N/A	N/A
Four Points by Sheraton Hotel (2)	10,700		11,000	18.00%	September 2023
Holiday Inn Ocotillo Hotel	—	(3)	9,250	N/A	N/A
Airport Hotel Portfolio	—	(3)	55,631	N/A	N/A
DoubleTree by Hilton Tucson Convention Center	18,306		18,418	4.22%	August 2027
Hilton Tucson East	—	(3)	11,901	N/A	N/A
DT Mesa Holdco II, LLC	3,000		3,000	7.28%	May 2024
Southpointe Fundco, LLC	1,050		1,050	11.99%	September 2024
West Frontier Holdco, LLC	4,636		4,636	6.35%	February 2038
Total Real Estate Loans	37,692		120,825
Revolving line of credit	4,500		4,500	8.75%	October 2024
Member notes	5,600		5,600	10.00%	June 2025
Economic injury disaster and other loans	150		475	3.75%	June 2050
Total notes payable	47,942		131,400
Deferred financing costs, net	(288)		(1,716)
Total notes payable, net	$47,654		$129,684
__________________________________
(1) As of March 31, 2024.
(2) During the year ended December 31, 2023, the hotel ceased operations as the consolidated fund is converting the property into a multi-family residential asset.
(3) During the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of March 31, 2024.

Hampton Inn & Suites Hotel

In July 2015, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Scottsdale, Arizona. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 6.12% in effect through the maturity date in July 2025. The loan is guaranteed by an individual who is an affiliate of the Company. During the three months ended March 31, 2024, the Company deconsolidated Hampton Inn & Suites Hotel (as discussed in Note 3 – VIEs).

Four Points by Sheraton Hotel

In June 2018, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Phoenix, Arizona. The loan requires monthly interest-only payments until maturity. The loan is guaranteed by the Company and matured in September 2023. Per the terms of this agreement, the interest rate on the loan is equal to US Prime Rate plus 2.25%, with a floor rate of 9.65%, until August 31, 2023, at which time, the interest rate increased to 18% until the loan is paid in full or replaced with construction financing from the lender. In April 2024, the consolidated fund paid the loan amount outstanding in full.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2024, the consolidated fund entered into a $19.1 million construction loan agreement, which is secured by a deed of trust of the Four Points by Sheraton Hotel. Per the terms of the agreement, the loan has interest at a variable rate equal to SOFR plus 6.140%, with a floor rate of 12.65% until maturity in October 2025. The loan requires monthly interest-only payments until maturity and the loan may be prepaid in whole or in part without premium or penalty. The loan is guaranteed by an individual who is an affiliate of the Company.

Holiday Inn Ocotillo Hotel

In July 2018, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Chandler, Arizona. The loan requires monthly interest-only payments. The interest rate on the loan is equal to 1-month LIBOR plus 6.00%, with a floor rate of 11.00% until maturity in May 2023. In May 2023, the loan agreement was amended and restated with the lender, extending the maturity date to November 2023 and amending the interest rate to SOFR plus 600 basis points, with a floor rate of 11.00%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 2024. The loan is guaranteed by the Company. During the three months ended March 31, 2024, the Company deconsolidated Holiday Inn Ocotillo Hotel (as discussed in Note 3 – VIEs).

Airport Hotel Portfolio

In September 2018, the previously consolidated fund entered into a portfolio loan agreement which was secured by a deed of trust and assignment of leases and rents of the Airport Hotel Portfolio. The loan had a variable interest rate equal to one-month LIBOR plus 3.75% and the loan required interest-only payments until maturity. The loan was guaranteed by the Company and individuals who are affiliates of the Company. In January 2023, the consolidated fund paid the loan amount outstanding in full.

In January 2023, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of the Airport Hotel Portfolio. Per the terms of the loan agreement, the loan has a variable interest rate equal to SOFR plus 8.75% and matures in January 2025. In connection with the loan, the consolidated fund entered into an interest rate cap agreement, which sets the maximum SOFR rate for the loan at 5.00% through January 2024. The loan requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance in part prior to the maturity date but can be prepaid in whole subject to certain conditions, terms and fees outlined in the loan agreement. The terms of the loan agreement require an exit fee equal to 1.25% of the original principal amount of the loan and a minimum return equal to 30.0% of the original principal amount of the loan less any interest payments made at the time the loan is repaid in full. The exit fee was accrued upon entering into the loan and recorded as a deferred financing cost to be amortized over the life of the loan. The loan is guaranteed by the Company and individuals who are affiliates of the Company. During the three months ended March 31, 2024, the Company deconsolidated the Airport Hotel Portfolio (as discussed in Note 3 – VIEs).

DoubleTree by Hilton Tucson Convention Center

In August 2019, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of the DoubleTree by Hilton Tucson Convention Center located in Tucson, Arizona. The loan has a variable interest rate per annum equal to LIBOR plus 2.50%. In connection with the loan, the consolidated fund entered into an interest rate swap agreement, which sets the interest at a fixed rate of 4.22% from September 2022 through August 2027. The loan required interest-only payments until September 2022 and principal and interest payments thereafter until maturity. The terms of the loan allow for the prepayment of the outstanding balance in whole or in part at any time prior to the maturity date. The loan matures in August 2027 and is guaranteed by the Company. In May 2024, the consolidated fund terminated the interest rate swap agreement and received $1.6 million.

Hilton Tucson East

In November 2021, the previously consolidated fund entered into a loan agreement which is secured by the deed of trust and assignment of rents of the Hilton Tucson East hotel located in Tucson, AZ. The loan has a fixed interest rate of 6.25% and matures in November 2025. The loan required interest-only payments until June 1, 2023 and principal and interest payments thereafter until maturity. The loan amount may be prepaid prior to maturity subject to certain conditions and terms and a prepayment fee as outlined in the agreement. During the three months ended March 31, 2024, the Company deconsolidated the Hilton Tucson East (as discussed in Note 3 – VIEs).

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DT Mesa Holdco II, LLC

In November 2019, the consolidated fund entered into a loan agreement which is secured by the deed of trust of a commercial building in Mesa, Arizona. The loan requires interest-only payments until maturity and the terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. In December 2022, the terms of the loan agreement were renegotiated, extending the maturity date of the loan to November 2023 and amending the interest rate to the greater of (i) the federal home loan bank rate plus 2.75%% or (ii) 6.50%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 7, 2024 and waiving the minimum liquidity covenant default. The Company is within the 30-day grace period and expects to extend the maturity date of the loan by 90 days.

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

Revolving Line of Credit

In August 2019, a consolidated fund entered into a revolving line of credit (“LOC”) with a maximum borrowing amount of $4.5 million. The LOC is secured by the consolidated fund’s assets and is guaranteed by the Company. The LOC has a variable interest rate equal to the greater of (i) Wall Street Journal Prime Rate plus 0.25% per annum or (ii) 4.75%, resulting in a rate of 8.75% as of March 31, 2024. The Company is required to pay a fee of 0.20% of the unused revolving balance. In August 2023, the agreement was amended extending the maturity date of the LOC to October 2024 and removing certain restrictive covenants. The terms of the LOC include certain financial covenants and as of March 31, 2024, the consolidated fund was in compliance with all such covenants.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Economic Injury Disaster Loans

In June 2020, the consolidated funds were granted Economic Injury Disaster Loans, which are secured by the assets of the respective funds and have a fixed interest rate of 3.75 % and mature in June 2050. At March 31, 2024 and December 31, 2023, the outstanding principal balance was $0.2 million and $0.5 million, respectively. Fixed monthly installment payments began in December 2022 with payments applied first to accrued interest and then the balance, if any, will be applied to principal outstanding. The loans allow for prepayment of principal plus accrued interest prior to maturity. The loan agreements contain certain usual and customary restrictions and covenants relating to, among other things, insurance, and other indebtedness. In addition, the terms of the loans include a cross-default provision whereby the Small Business Administration may, in its discretion, without notice or demand require immediate payment of all amounts outstanding under the loans.

Future Debt Maturities

As of March 31, 2024, the future aggregate principal repayments due on the Company’s notes payable are as follows (in thousands):

Year	Amount
April 1, 2024 - December 31, 2024	$19,594
2025	6,119
2026	555
2027	17,046
2028	66
Thereafter	4,562
Total	$47,942

Deferred Financing Costs

Amortization of deferred financing costs was $0.3 million and there were no deferred financing cost write-offs during each of the three months ended March 31, 2024 and 2023.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Related Party Transactions

Related Party Transactions of the Company

Revenues

The table below shows the consolidated revenues earned for providing services under the Company’s asset management platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Fund management fees	$1,378	$1,289
Financing fees	2	78
Development and construction fees	1,531	528
Brokerage fees	259	141
Total asset management	3,170	2,036
Performance allocations	166	2,426
Total related party revenue	$3,336	$4,462

As of March 31, 2024 and December 31, 2023, amounts due to the Company from related parties for services performed under the Company’s asset management platform was $7.5 million and $7.8 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets.

Notes Receivable

The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.
The following table summarizes the notes receivable – related parties as of March 31, 2024 and December 31, 2023 (in thousands):

Notes Receivable - Related Parties	March 31, 2024	December 31, 2023	Interest Rate (1)	Maturity Date (1)
Caliber Hospitality LP (2)	$6,749	$—	12.00%	September 2025
Olathe Behavioral Health	—	25	12.00%	May 2025
DFW Behavioral Health LLC	—	25	14.00%	May 2025
Total Notes Receivable - Related Parties	$6,749	$50
__________________________________
(1) As of March 31, 2024.
(2) During the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

During the three months ended March 31, 2024 and 2023, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of March 31, 2024 and December 31, 2023 .

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of March 31, 2024 and December 31, 2023, other amounts due from related parties was $1.9 million, which is included in due from related parties on the accompanying consolidated balance sheets. As of March 31, 2024 and December 31, 2023, other amounts due to related parties from the Company were $0.2 million and $0.3 million, respectively, which are included in due to related parties on the accompanying consolidated balance sheets.

Related Party Transactions of the Consolidated Funds

Notes Receivable

The consolidated fund entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

Notes Receivable - Related Parties	March 31, 2024	December 31, 2023	Interest Rate(1)	Maturity Date(1)
SF Alaska, LP	$15,592	$14,976	12.00%	May 2025
The Ketch, LLC	7,713	7,198	12.00%	May 2024
Circle Lofts, LLC	1,851	1,797	12.00%	May 2024
J-25 Development Group, LLC	32	4,804	12.00%	May 2024
Caliber Diversified Opportunity Fund II, LP	12	109	12.00%	September 2025
Ridge II, LLC	1,186	846	12.00%	December 2024
Ironwood, LLC	3,564	2,703	13.00%	September 2025
47th Street Phoenix Fund, LLC	87	—	12.00%	May 2025
Southridge, LLC	—	2,187	13.00%	July 2025
Caliber Hospitality, LP (2)	10,254	—	12.00%	June 2025
Blue Spruce, LLC	56	—	13.00%	January 2026
Total Notes Receivable - Related Parties	$40,347	$34,620
__________________________________
(1) As of March 31, 2024.
(2) During the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

During the three months ended March 31, 2024 and 2023, the consolidated fund earned $1.0 million and $0.9 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. No interest was due to the Company as of March 31, 2024 and December 31, 2023.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Payable

At December 31, 2023, Caliber Hospitality, LP had aggregate notes payable outstanding of $12.1 million to Caliber Tax Advantage Opportunity Zone Fund, LP and Caliber Tax Advantaged Opportunity Zone Fund II, LLC. During the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust.

During the three months ended March 31, 2024 and 2023, the consolidated funds incurred $0.3 million and $0.2 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. As of December 31, 2023, there was $0.1 million of interest expense payable which is included in due to related parties on the accompanying consolidated balance sheets.

Other

In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of March 31, 2024 and December 31, 2023, there were an immaterial amount of other amounts due from related parties. As of March 31, 2024 other amounts due to related parties was $0.3 million, which is included in due to related parties on the accompanying consolidated balance sheets. As of December 31, 2023 there was an immaterial amount of other amounts due to related parties.

Note 8 – Leases

Lessor - Company

Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property, which was acquired in January 2023. As of March 31, 2024, the leases have non-cancelable remaining lease terms from 0.9 years to 10.3 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of March 31, 2024, the Company does not have any material related party leases as a lessor. During the three months ended March 31, 2024, there was $0.4 million and $0.1 million of fixed and variable rental revenue, respectively, which is included in other income (loss), net on the accompanying consolidated statements of operations. During the three months ended March 31, 2023, there was $0.2 million of fixed rental revenue and an immaterial amount of variable rental revenue, which is included in other income (loss), net on the accompanying consolidated statements of operations. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of March 31, 2024 are as follows (in thousands):

Year	Amount
April 1, 2024 - December 31, 2024	$1,092
2025	1,281
2026	1,137
2027	501
2028	224
Thereafter	1,344
Total	$5,579

Lessor - Consolidated Funds

Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of two multi-family residential properties, including Circle Lofts, which was deconsolidated during the year ended December 2023, and two commercial properties, including Northsight Crossing, which was sold in October 2023. As of March 31, 2024, the leases have non-cancelable remaining lease terms from 0.1 years to 9.7 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of March 31, 2024, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the three months ended March 31, 2024 and 2023 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended March 31,
	2024	2023
Fixed	$294	$795
Variable	128	172
Total	$422	$967

Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of March 31, 2024 are as follows (in thousands):

Year	Amount
April 1, 2024 - December 31, 2024	$947
2025	887
2026	882
2027	767
2028	787
Thereafter	3,729
Total	$7,999

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Other Liabilities

Other Liabilities of the Company

Other liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Below market leases, net	$134	$171
Tenant improvement allowance	179	99
Deposits (1)	129	113
Other	172	37
Total other liabilities	$614	$420
_________________________________
(1) Includes tenant security deposits.

Other Liabilities of the Consolidated Funds

Other liabilities of the consolidated funds consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Advance key money, net	$—	$825
Deposits (1)	236	531
Sales tax payable	161	674
Other	339	370
Total other liabilities	$736	$2,400
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures

Supplemental cash flow information consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the three months ended March 31, 2024 and 2023, respectively	$1,254	$694
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $2 and $9 for the three months ended March 31, 2024 and 2023, respectively	3,488	2,362

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Increase in note receivable - related party due to deconsolidation of VIEs	6,749	—
Accounts receivable - related party eliminated in consolidation of VIEs	—	1,853
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	6,238	—
Extinguishment of operating lease right-of-use assets	—	1,059
Extinguishment of operating lease liabilities	—	1,340
Cost of real estate investments included in accounts payable	107	18
Issuance of common stock in lieu of cash payment for accounts payable	36	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Note receivable eliminated in consolidation	—	2,946
Increase in note receivable - related party due to deconsolidation of VIEs	10,341	—
Cost of real estate investments included in accounts payable	45	36
Cost of real estate investments included in due to related parties	7	46
Consolidation of VIEs
Real estate investments, net	—	86,402
Accounts receivable, net	—	4,348
Due from related parties	—	2
Operating lease - right of use assets	—	8,775
Prepaid and other assets	—	2,042
Notes payable, net	—	80,449
Notes payable - related parties	—	6,589
Accounts payable and accrued expenses	—	8,148
Due to related parties	—	28
Operating lease liabilities	—	12,441
Other liabilities	—	2,158
Noncontrolling interests	—	33,732
Deconsolidation of VIEs
Real estate investments, net	83,282	74,061
Accounts receivable, net	2,808	3,609
Operating lease - right of use assets	10,327	8,775
Prepaid and other assets	8,453	1,634
Due from related parties	3	2
Due to related parties	101	28
Notes payable, net	82,024	68,500
Notes payable - related parties	14,362	1,777
Accounts payable and accrued expenses	10,655	7,038
Operating lease liabilities	13,957	12,441
Other liabilities	1,236	1,928
Noncontrolling interests	40,787	21,957

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

Caliber Tax Advantaged Opportunity Fund LP

Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of March 31, 2024 and December 31, 2023, the Company estimated fair value of CTAF was less than the 6% IRR for the limited partners.

Caliber Tax Advantaged Opportunity Fund II LLC

Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of March 31, 2024 and December 31, 2023, the Company estimated fair value of CTAF was less than the 6% IRR for the investor members.

Commitments and Contingencies of the Consolidated Funds

Franchise Agreements

The hospitality fund consolidated at March 31, 2024 is party to a franchise agreement where the fund is required to pay monthly fees, consisting of royalty, program and food and beverage fees. This franchise agreements expires in November 2026. The consolidated funds recognized total franchise fees of $2.4 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has calculated the basic and diluted earnings per share during the three months ended March 31, 2024 and 2023 as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to CaliberCos Inc.	$(3,805)	$(1,207)
Convertible debt interest	22	22
Net loss attributable to common shareholders of CaliberCos Inc.	$(3,783)	$(1,185)
Denominator:
Weighted average shares outstanding - basic	21,542	18,182
Weighted average shares outstanding - diluted	21,542	18,182

Basic net loss per share attributable to common shareholders	$(0.18)	$(0.07)
Diluted net loss per share attributable to common shareholders	$(0.18)	$(0.07)

The number of antidilutive shares consisted of the potential exercise of stock options and potential conversion of convertible debt. The following table summarizes these potential exercises and conversions during the three months ended March 31, 2024 and 2023, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended March 31,
	2024	2023
Additional common shares, if stock options were exercised	2,263	1,625
Additional common shares, if convertible debt were converted	175	182
	2,438	1,807

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

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s real estate loan was determined by management based on a discounted future cash-flow model. As of March 31, 2024 the Company’s real estate loan had a carrying value of $16.1 million and a fair value of $9.5 million. As of December 31, 2023 the Company’s real estate loan had a carrying value of $16.2 million and a fair value of $9.5 million.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt, advance key money, and interest rate caps have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate debt and advance key money as of March 31, 2024 and December 31, 2023 approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the instruments below were determined by management based on a discounted future cash-flow model (in thousands).

	March 31, 2024		December 31, 2023
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Hampton Inn & Suites Hotel (1)	$—	$—	$5,939	$4,762
Southpointe Fundco, LLC	1,050	1,050	1,050	1,050
Tucson East, LLC (1)	—	—	11,901	11,067
West Frontier, LLC	4,636	3,803	4,636	3,795

(1) During the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

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

Derivatives Designated as Hedging Instruments

As of March 31, 2024 and December 31, 2023, the Company did not have any derivatives designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments

The consolidated funds have entered into interest rate caps and swaps. The following table summarizes the consolidated funds non-designated derivatives as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024		December 31, 2023
Type of Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest rate swap	1	$18,306	1	$18,418
Interest rate cap(1)	—	—	1	55,000
Total		$18,306		$73,418

The following table presents the fair value of the consolidated funds’ non-designated derivatives, as well as their classification on the consolidated balance sheets, as of March 31, 2024 and December 31, 2023 (in thousands):

Type of Derivative	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate swap	Consolidated funds - Prepaid and other assets	$1,401	$1,206
Interest rate cap(1)	Consolidated funds - Prepaid and other assets	—	10
Total		$1,401	$1,216

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gain or loss recognized in consolidated funds - hospitality expenses in the consolidated statements of operations for three months ended March 31, 2024 and 2023 (in thousands):

Type of Derivative	Statement of Operations Location	Three Months Ended March 31,
		2024	2023
Interest rate swap	Consolidated funds - hospitality expenses	$195	$(322)
Interest rate cap (1)	Consolidated funds - hospitality expenses	(35)	43
Total		$160	$(279)

__________________________________
(1) During the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

Note 15 – Subsequent Events

Management has evaluated events and transactions that occurred after March 31, 2024 through May 9, 2024, the date these consolidated financial statement were available to be issued. In addition to those matters discussed in Note 6 – Notes Payable, the following is a summary of the significant events and transactions that took place during this period:

•The Company executed a reduction in force of approximately 10% of its employees in May 2024, with an expected annual saving of compensation and benefits expenses of $4.0 million.
•On May 8, 2024, the Caliber Hospitality Trust received a $10.0 million investment commitment into its Series D preferred equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I - Financial Information,” including the related notes to the consolidated financial statements contained therein.

Overview
Over the past 15 years, Caliber has grown into a leading diversified alternative asset management firm, managing more than $2.9 billion in assets under management (“AUM”) and assets under development (“AUD”). Caliber’s primary goal is to enhance the wealth of accredited investors seeking to make investments in middle-market assets. We strive to build wealth for our clients by creating, managing, and servicing middle-market investment funds, private syndications, and direct investments. Through our funds, we invest primarily in real estate, private equity, and debt facilities. We market and fundraise to direct channels and to wholesale channels.

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

•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust, the Company earns a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.

•Financing fees are earned for services the Company performs in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, the Company earns fees for guaranteeing certain loans, representing a performance obligation that the Company satisfies over time.

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

•Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0%, of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold.

Historically, the Company’s operations were organized into three reportable segments: fund management, development, and brokerage. During the year ended December 31, 2023, the Company reevaluated its reportable segments, considering (i) the evolution of the Company after closing its initial public offering and how the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, assesses performance and allocates resources, (ii) changes to the budgeting process and in key personnel driven by the Company’s growth initiatives, and (iii) how management reports ongoing company performance to the Board of Directors. With the evolution and growth of the Company, the Company’s CODM assesses performance and resource allocation on an aggregate basis under the Company’s asset management platform, and no longer reviews operating results for development or brokerage activity separately. As such, management concluded that the Company operates through one operating segment.

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

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through March 31, 2024 of approximately $667.7 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that Caliber manages throughout the deal cycle will continue to offer an attractive value proposition to investors.

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

Business Environment

Global markets are experiencing significant volatility driven by concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.5% in March 2024. As a result, from January 1, 2022 through April 30, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for Caliber’s funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to Caliber’s early years of operations. In both a buyer’s market and a stressed or distressed market, Caliber expects its business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows Caliber to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

Key Financial Measures and Indicators

Our key financial measures are discussed in the following pages. Additional information regarding these key financial measures and our other significant accounting policies can be found in Note 2 – Summary of Significant Accounting Policies in the notes to our accompanying consolidated financial statements included herein.

Total Revenue

We generate the majority of our revenue in the form of asset management fee revenues and performance allocations. Included within our consolidated results, are the related revenues of certain consolidated VIEs.

Total Expenses

Total expenses include operating costs, general and administrative, marketing and advertising and depreciation and amortization. Included within our consolidated results, are the related expenses of consolidated VIEs.

Other Income (Expenses)

Other income (expenses) include interest expense and interest income.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table and discussion provide insight into our consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$3,170	$2,036	$1,134	55.7%
Performance allocations	166	2,426	(2,260)	(93.2)%
Consolidated funds – hospitality revenues	18,145	23,209	(5,064)	(21.8)%
Consolidated funds – other revenues	1,470	1,851	(381)	(20.6)%
Total revenues	22,951	29,522	(6,571)	(22.3)%

Expenses
Operating costs	5,262	4,504	758	16.8%
General and administrative	1,940	1,816	124	6.8%
Marketing and advertising	106	353	(247)	(70.0)%
Depreciation and amortization	146	132	14	10.6%
Consolidated funds – hospitality expenses	16,782	20,283	(3,501)	(17.3)%
Consolidated funds – other expenses	3,072	1,925	1,147	59.6%
Total expenses	27,308	29,013	(1,705)	(5.9)%

Other income, net	272	519	(247)	(47.6)%
Interest income	117	98	19	19.4%
Interest expense	(1,294)	(831)	(463)	55.7%
Net (loss) income before income taxes	(5,262)	295	(5,557)	(1,883.7)%
Benefit from income taxes	—	—	—	0.0%
Net (loss) income	(5,262)	295	(5,557)	(1,883.7)%
Net (loss) income attributable to noncontrolling interests	(1,457)	1,502	(2,959)	(197.0)%
Net loss attributable to CaliberCos Inc.	$(3,805)	$(1,207)	$(2,598)	215.2%

For the three months ended March 31, 2024 and 2023, total revenues were $23.0 million and $29.5 million, respectively, representing a period-over-period decrease of 22.3%, which was primarily due to a decrease in consolidated fund revenues. This decrease was primarily due to the deconsolidation of Caliber Hospitality, LP and the Caliber Hospitality Trust in March 2024, a decrease in performance allocation revenue which was earned related to the contribution of the hospitality assets to Caliber Hospitality L.P in March 2023, and was partially offset by an increase in asset management revenue due to an increase in development and construction activities. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the three months ended March 31, 2024 and 2023, total expenses were $27.3 million and $29.0 million, respectively, representing a period-over-period decrease of 5.9%. The increase was primarily due to an decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality, LP and Caliber Hospitality Trust in March 2024.

Comparison of the Unconsolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table and discussion provide insight into our unconsolidated results of operations of the asset management platform for the three months ended March 31, 2024 and 2023 (in thousands). Unconsolidated revenues and expenses are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. As a result, unconsolidated revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP because fee revenue is eliminated in consolidation when it is derived from a consolidated fund and due to the exclusion of the fund revenue recognized by the consolidated funds. Furthermore, unconsolidated expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$4,555	$3,924	$631	16.1%
Performance allocations	171	2,426	(2,255)	(93.0)%
Total revenues	4,726	6,350	(1,624)	(25.6)%

Expenses
Operating costs	5,484	4,457	1,027	23.0%
General and administrative	1,949	1,610	339	21.1%
Marketing and advertising	106	353	(247)	(70.0)%
Depreciation and amortization	183	32	151	471.9%
Total expenses	7,722	6,452	1,270	19.7%

Other income (loss), net	452	(152)	604	397.4%
Interest income	285	252	33	13.1%
Interest expense	(1,295)	(832)	(463)	55.6%
Net loss before income taxes	(3,554)	(834)	(2,720)	326.1%
Benefit from income taxes	—	—	—	0.0%
Net loss	$(3,554)	$(834)	$(2,720)	326.1%

For the three months ended March 31, 2024 and 2023, total revenues were $4.7 million and $6.4 million, respectively, representing a period-over-period decrease of 25.6%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended March 31, 2024 to the revenues earned for the same period in 2023.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Fund set-up fees	$7	$63	$(56)	(88.9)%
Fund management fees	2,562	2,308	254	11.0%
Financing fees	73	327	(254)	(77.7)%
Development and construction fees	1,654	956	698	73.0%
Brokerage fees	259	270	(11)	(4.1)%
Total asset management	4,555	3,924	631	16.1%
Performance allocations	171	2,426	(2,255)	(93.0)%
Total unconsolidated revenue	$4,726	$6,350	$(1,624)	(25.6)%

The increase in fund management fees is related to the change in fee structure effective upon the contribution of the hospitality assets to Caliber Hospitality, LP in March 2023. Fund management fees were based on 1.0% to 1.5% of the unreturned capital contributions in each hospitality fund. During the three months ended March 31, 2024, the Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.

The decrease in financing fees is due to loan placement fees earned for executing two loans on behalf of our funds during the three months ended March 31, 2023. No such fees were earned during the three months ended March 31, 2024.

The increase in development and construction fees is primarily due to fees earned from completing pre-development work for three projects during three months ended March 31, 2024.

For the three months ended March 31, 2024, performance allocations were $0.2 million, related to the sale of land located in Johnstown, Colorado. For the three months ended March 31, 2023, performance allocations were $2.4 million, which represents the carried interest earned related to the contribution of the hospitality assets to Caliber Hospitality, LP in March 2023.

For the three months ended March 31, 2024 and 2023, total expenses were $7.7 million and $6.5 million, respectively, representing a period-over-period increase of 19.7%. The increase was primarily due to an increase in operating costs from additional payroll associated with increased headcount and cost of human capital driven by the Company’s growth initiatives, as the Company enhanced its capabilities across all lines of service, partially offset by a decrease in stock compensation expense. The increase in depreciation and amortization was primarily due to the acquisition of the Company’s headquarters office building during the three months ended March 31, 2024.

Other income, net was $0.5 million for the three months ended March 31, 2024, as compared to a loss of $0.2 million for the three months ended March 31, 2023. The changes is primarily due to $0.3 million of income recorded related to a legal settlement completed during the three months ended March 31, 2024 and an increase in rental income, including straight-line rent, of $0.3 million from space leased in the Company’s corporate headquarters.

For the three months ended March 31, 2024 and 2023, interest expense was $1.3 million and $0.8 million, respectively. The increase was primarily due to the increase in corporate notes outstanding during the three months ended March 31, 2024, as compared to the same period in 2023.

Investment Valuations

The investments that are held by our funds are generally considered to be illiquid and have no readily ascertainable market value. We value these investments based on our estimate of their fair value as of the date of determination. We estimate the fair value of our fund’s investments based on several inputs built within forecasting models. The models generally rely on discounted cash flow analysis and other techniques and may include independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amounts of cash flows, income and expenses for the property, the appropriateness of discount rates used, overall capitalization rate, and, in some cases, the ability to execute, estimated proceeds and timing of expected sales and financings. Most of our assets utilize the income approach to value the property. Where appropriate, management may obtain additional supporting evidence of values from methods generally utilized in the real estate investment industry, such as appraisal reports and broker price opinion reports.

With respect to the underlying factors that led to the change in fair value in the current year, we identify assets that are undervalued and/or underperforming at the time of acquisition. Such assets generally undergo some form of repositioning soon after our acquisition to help drive increased appreciation and operating performance. Once the repositioning is complete, we focus on increasing the asset’s net operating income, thereby further increasing the value of the asset. By making these below-market acquisitions, adding value through development activities, and increasing free cash flow with proper management all represent a material component to our core business model.

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

Assets Under Management

AUM refers to the assets we manage or sponsor. We monitor two types of information regarding our AUM:

i.Managed Capital – we define this as the total capital we fundraise from our customers as investments in our funds. It also includes fundraising into our corporate note program, the proceeds of which were used, in part, to invest in or loan to our funds. We use this information to monitor, among other things, the amount of ‘preferred return’ that would be paid at the time of a distribution and the potential to earn a performance fee over and above the preferred return at the time of the distribution. Our fund management fees are based on a percentage of managed capital or a percentage of assets under management, and monitoring the change and composition of managed capital provides relevant data points for Caliber management to further calculate and predict future earnings.

ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of March 31, 2024, we had total FV AUM of approximately $766.7 million.

Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital

The table below summarizes the activity of the managed capital for the three months ended March 31, 2024 (in thousands):

Managed Capital
Balances as of December 31, 2023	$437,625
Originations	19,099
Redemptions	(2,819)
Balances as of March 31, 2024	$453,905

The following table summarizes managed capital for our investment fund portfolios as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Real Estate
Hospitality	$43,660	$43,660
Caliber Hospitality Trust(1)	84,177	70,747
Residential	77,262	74,224
Commercial	157,368	155,004
Total Real Estate(2)	362,467	343,635
Credit(3)	83,807	84,588
Other(4)	7,631	9,402
Total	$453,905	$437,625
___________________________________________
(1)The Company earns a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
(2)Beginning during the year ended December 31, 2023, the Company includes capital raised from investors in CaliberCos Inc. through corporate note issuances that was further invested in our funds in Managed Capital. As of March 31, 2024 and December 31, 2023, the Company had invested $18.6 million and $18.3 million, respectively, in our funds.
(3) Credit managed capital represents loans made to Caliber’s investment funds by the Company and our diversified funds. As of March 31, 2024 and December 31, 2023, the Company had loaned $7.2 million and $8.5 million to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.

Managed capital for the Caliber Hospitality Trust increased by $13.4 million during the three months ended March 31, 2024, primarily representing: (i) issuance of $9.6 million of Caliber Hospitality, LP operating partnership units in exchange for the contribution of a hotel from L.T.D. on March 7, 2024 (the first of nine committed hotels from L.T.D.’s portfolio), (ii) $1.2 million of investments in Caliber Hospitality Trust’s Class A non-voting preferred stock, (iii) $0.3 million of investments in Caliber Hospitality Trust’s Class B non-voting preferred stock, and (iv) $2.3 million of investments in Caliber Hospitality Trust's Class C non-voting preferred stock.

Managed capital for our residential investment funds increased by $3.0 million during the three months ended March 31, 2024, representing: (i) $1.4 million in capital raised into our residential assets offset by $0.4 million of redemptions, and (ii) $2.0 million contributed by our diversified funds.

Managed capital for our commercial investment funds increased $2.4 million during the three months ended March 31, 2024, representing: (i) $3.3 million in capital raised into our commercial assets, offset by $2.4 million of redemptions and (ii) $1.5 million contributed by our diversified funds to support seven commercial ground-up builds and acquisitions in Arizona and two commercial ground-up builds and acquisition in Colorado. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.

During the three months ended March 31, 2024, our diversified funds deployed $9.6 million into our various real estate investments, which was offset by $9.0 million of repayments of outstanding notes receivable. The Company deployed $0.1 million directly into real estate investments in the form of notes receivable, which was offset by $1.5 million of repayments of outstanding notes receivable.

As of March 31, 2024, we held $7.6 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $4.4 million of undeployed cash and pursuit costs, compared to $9.4 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $6.2 million of undeployed cash and pursuit costs held as of December 31, 2023.

FV AUM

Our FV AUM increased primarily due to the L.T.D. hotel contribution into the Caliber Hospitality Trust. The table below details the activities that had an impact on our FV AUM, during the three months ended March 31, 2024 (in thousands).

Balances as of December 31, 2023	$741,190
CHT contribution	29,900
Construction and net market appreciation	10,971
Assets sold(1)	(12,771)
Credit(2)	(781)
Other(3)	(1,771)
Balances as of March 31, 2024	$766,738

The following table summarizes FV AUM of our investment fund portfolios as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Real Estate
Hospitality	$67,400	$67,200
Caliber Hospitality Trust	231,200	201,600
Residential	138,900	138,000
Commercial	237,800	240,400
Total Real Estate	675,300	647,200
Credit(2)	83,807	84,588
Other(3)	7,631	9,402
Total	$766,738	$741,190
___________________________________________
(1)Assets sold during the three months ended March 31, 2024 include lot sales related to a development asset in Colorado and one home from our residential fund.
(2)Credit FV AUM represents loans made to Caliber’s investment funds by our diversified credit fund.
(3)Other FV AUM represents undeployed capital held in our diversified funds.

Assets Under Development
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. As of March 31, 2024, we are actively developing 2,240 multifamily units, 2,386 single family units, 2.6 million square feet of commercial and industrial, and 1.0 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.1 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding, which may not be available.

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

Caliber Adjusted EBITDA

Caliber Adjusted EBITDA represents the Company’s Distributable Earnings adjusted for interest expense, the share repurchase costs related to the Company’s Buyback Program, other income (expense), and provision for income taxes on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to CaliberCos Inc. and is consistent with performance models and analysis used by management.

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

The following table presents a reconciliation of net (loss) income attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Caliber Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (loss) income attributable to CaliberCos Inc.	$(3,805)	$(1,207)
Net (loss) income attributable to noncontrolling interests	(1,457)	1,502
Net (loss) income	(5,262)	295
Provision for income taxes	—	—
Net (loss) income before income taxes	(5,262)	295
Depreciation and amortization	183	132
Consolidated funds’ impact on fee-related earnings	1,361	(605)
Stock-based compensation	400	702
Severance	7	13
Performance allocations	(166)	(2,426)
Other income, net	(272)	(519)
Interest expense, net	1,010	580
Fee-Related Earnings	(2,739)	(1,828)
Performance allocations	166	2,426
Interest expense, net	(1,010)	(580)
Provision for income taxes	—	—
Distributable Earnings	(3,583)	18
Interest expense	1,294	831
Share buy-back	—	183
Other income, net	272	519
Provision for income taxes	—	—
Consolidated funds’ impact on Caliber Adjusted EBITDA	348	(517)
Caliber Adjusted EBITDA	(1,669)	1,034
Consolidated funds' EBITDA Adjustments	3,856	7,051
Consolidated Adjusted EBITDA	$2,187	$8,085

The following tables present a reconciliation of unconsolidated revenues, expenses and net income to the most comparable GAAP measure for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,555	$(1,385)	$3,170
Performance allocations	171	(5)	166
Consolidated funds – hospitality revenue	—	18,145	18,145
Consolidated funds – other revenue	—	1,470	1,470
Total revenues	4,726	18,225	22,951

Expenses
Operating costs	5,484	(222)	$5,262
General and administrative	1,949	(9)	1,940
Marketing and advertising	106	—	106
Depreciation and amortization	183	(37)	146
Consolidated funds – hospitality expenses	—	16,782	16,782
Consolidated funds – other expenses	—	3,072	3,072
Total expenses	7,722	19,586	27,308

Other income (loss), net	452	(180)	$272
Interest income	285	(168)	117
Interest expense	(1,295)	1	(1,294)
Net loss before income taxes	(3,554)	(1,708)	(5,262)
Provision for income taxes	—	—	—
Net loss	(3,554)	(1,708)	(5,262)
Net loss attributable to noncontrolling interests	—	(1,457)	(1,457)
Net (loss) income attributable to CaliberCos Inc.	$(3,554)	$(251)	$(3,805)

	Three Months Ended March 31, 2023
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,924	$(1,888)	$2,036
Performance allocations	2,426	—	2,426
Consolidated funds – hospitality revenue	—	23,209	23,209
Consolidated funds – other revenue	—	1,851	1,851
Total revenues	6,350	23,172	29,522

Expenses
Operating costs	4,457	47	4,504
General and administrative	1,610	206	1,816
Marketing and advertising	353	—	353
Depreciation and amortization	32	100	132
Consolidated funds – hospitality expenses	—	20,283	20,283
Consolidated funds – other expenses	—	1,925	1,925
Total expenses	6,452	22,561	29,013

Other income, net	(152)	671	519
Interest income	252	(154)	98
Interest expense	(832)	1	(831)
Net income before income taxes	(834)	1,129	295
Provision for income taxes	—	—	—
Net income	(834)	1,129	295
Net income attributable to noncontrolling interests	—	1,502	1,502
Net income (loss) attributable to CaliberCos Inc.	$(834)	$(373)	$(1,207)

Liquidity and Capital Resources
At March 31, 2024, the Company had individual corporate notes aggregating $36.7 million for which the maturity dates of these notes are within the 12-month period subsequent to when these financial statements were issued. Additionally, the Company has incurred operating losses and negative operating cash flows for the three months ended March 31, 2024, and anticipates additional future operating losses and negative operating cash flows. The Company does not have sufficient cash on hand to satisfy such obligations. As such these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, management plans to i) continue to negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect receivables and return investments from the Consolidated Funds, and/or v) increase capital raise through continued expansion of fundraising channels. The Company has commenced discussions with the various lenders in pursuit of extending or refinancing its loans. Subsequent to March 31, 2024, the Company extended the maturity dates of certain corporate and convertible notes. As of May 9, 2024, an aggregate of $36.4 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued (see Note 6 – Notes Payable). Management’s plans include timely collection on the Company’s outstanding accounts and notes receivable from affiliated entities for which management has influence and control and implementing strategies to reduce costs. The Company executed a reduction in force of approximately 10% of its employees in May 2024, with an expected annual saving of compensation and benefits expenses of $$4.0 million. The Company has also executed on cost reduction plans with estimated annual savings of $2.5 million. In addition, the Caliber Hospitality Trust received a $10.0 million investment commitment into its Series D preferrd equity in May 2024, of which a portion will be used to repay amounts due to the Company. The Company concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Corporate Debt

As of March 31, 2024, we have issued and outstanding unsecured promissory notes of $36.7 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.40%, and maturity dates ranging from January 2024 to March 2025. The purpose of this financing program is to provide the Company with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of Caliber’s funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. Management has historically been successful at extending these note programs and, as a result, continues to expect similar outcomes. This outstanding debt resulted in $1.1 million and $0.7 million of interest expense for the three months ended March 31, 2024 and 2023.
Cash Flows Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and primary drivers of cash flows within the Company’s consolidated statements of cash flows (in thousands).

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$(1,527)	$1,050	$(2,577)
Investing activities	(16,052)	(35,981)	19,929
Financing activities	5,273	42,722	(37,449)
Net change in cash and cash equivalents	$(12,306)	$7,791	$(20,097)
The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds (in thousands).

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash (used in) provided by the Company's operating activities	$(2,142)	$594	$(2,736)
Net cash provided by the consolidated funds' operating activities	615	456	159
Net cash (used in) provided by the Company's operating activities	(1,527)	1,050	(2,577)
Net cash used in the Company's investing activities	(293)	(19,755)	19,462
Net cash used in the consolidated funds' investing activities	(15,759)	(16,226)	467
Net cash used in the Company's investing activities	(16,052)	(35,981)	19,929
Net cash (used in) provided by the Company's financing activities	(857)	36,126	(36,983)
Net cash provided by the consolidated funds' financing activities	6,130	6,596	(466)
Net cash provided by the Company's financing activities	5,273	42,722	(37,449)
Net change in cash and cash equivalents	$(12,306)	$7,791	$(20,097)
Operating Activities

Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company increased during the three months ended March 31, 2024 as compared to net cash provided by operating activities in the same period in 2023. The increase primarily related to an increase in prepaid expenses and increased interest payments related to the Company’s corporate notes during the three months ended March 31, 2024 as compared to the same period in 2023. Net cash flows provided by operating activities of the consolidated funds increased from the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to increased interest payments related to the consolidated funds notes payable.
Investing Activities
The decrease in net cash flows used in investing activities of the Company for the three months ended March 31, 2024 as compared to the same period in 2023 primarily relates to an decrease in the acquisition of real estate assets. The increase in net cash flows used in investing activities of the consolidated funds is primarily due to the consolidation and deconsolidation of VIEs, offset by a decrease in the acquisition of and investment in real estate assets and an increase in the net proceeds from notes receivable - related parties.
Financing Activities
The decrease in net cash flows from financing activities of the Company for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to an decrease of $36.6 million of proceeds on notes payable. The decrease in net cash flows provided by financing activities of the consolidated funds is primarily due to a decrease in the net proceeds from notes payable and notes payable – related parties of our consolidated funds of $1.4 million and a decrease in contributions from noncontrolling interest holders of $1.2 million, offset by a decrease in deferred financing costs paid of $2.4 million during the three months ended March 31, 2024 as compared to the same period in 2023.

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

Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust, the Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

Financing fees are earned for services the Company performs in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, the Company earns fees for guaranteeing certain loans, representing a performance obligation that the Company satisfies over time. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

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

Consolidated funds – other revenue

Consolidated funds – other revenue primarily consists of rental revenue of $0.4 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

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

Interest Rate Risk

As of March 31, 2024, our debt included fixed-rate debt with a fair value and carrying value of $75.1 million and $68.8 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of March 31, 2024, our debt included variable-rate debt with a fair value and carrying value of $25.8 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2024 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.3 million annually.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Risk Factors section in the Company’s annual report on Form 10-K filed with the SEC on April 15, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of CaliberCos Inc. (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023
3.2	Amended and Restated Bylaws of CaliberCos Inc. (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 10-K filed with the SEC on April 15, 2024)
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on May 9, 2024.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	May 9, 2024
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	May 9, 2024
Jade Leung

/s/ Jennifer Schrader	President and Vice-Chairperson	May 9, 2024
Jennifer Schrader