Form 10-Q
period 2024-06-30
CaliberCos Inc.
filed 2024-08-14
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
There were 22,045,052 shares of common stock, comprised of 14,628,638 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock of CaliberCos Inc. as of August 9, 2024 .

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2024	December 31, 2023
Assets
Cash	$638	$940
Restricted cash	2,455	2,569
Real estate investments, net	21,621	21,492
Notes receivable - related parties	778	50
Due from related parties	11,118	9,709
Investments in unconsolidated entities	12,475	3,338
Operating lease - right of use assets	170	193
Prepaid and other assets	2,661	2,781
Assets of consolidated funds
Cash	1,146	2,865
Restricted cash	316	11,266
Real estate investments, net	83,251	185,636
Accounts receivable, net	168	1,978
Notes receivable - related parties	57,194	34,620
Operating lease - right of use assets	—	10,318
Prepaid and other assets	1,248	11,677
Total assets	$195,239	$299,432

Liabilities and Stockholders’ Equity
Notes payable	$50,169	$53,799
Accounts payable and accrued expenses	9,707	8,886
Due to related parties	86	257
Operating lease liabilities	106	119
Other liabilities	813	420
Liabilities of consolidated funds
Notes payable, net	36,553	129,684
Notes payable - related parties	—	12,055
Accounts payable and accrued expenses	1,792	11,736
Due to related parties	168	101
Operating lease liabilities	—	13,957
Other liabilities	641	2,400
Total liabilities	100,035	233,414

Commitments and Contingencies

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2024	December 31, 2023
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 14,628,638 and 13,872,671 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$15	$14
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 7,416,414 shares issued and outstanding as June 30, 2024 and December 31, 2023	7	7
Paid-in capital	40,599	39,432
Accumulated deficit	(45,365)	(36,830)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	(4,744)	2,623
Stockholders’ equity attributable to noncontrolling interests	99,948	63,395
Total stockholders’ equity	95,204	66,018
Total liabilities and stockholders’ equity	$195,239	$299,432

The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Asset management revenues	$3,226	$1,894	$6,396	$3,930
Performance allocations	16	12	182	2,438
Consolidated funds – hospitality revenues	2,894	16,273	21,039	39,482
Consolidated funds – other revenues	2,043	2,266	3,513	4,117
Total revenues	8,179	20,445	31,130	49,967

Expenses
Operating costs	5,535	6,820	10,797	11,324
General and administrative	2,079	1,426	4,019	3,242
Marketing and advertising	227	325	333	678
Depreciation and amortization	144	137	290	269
Consolidated funds – hospitality expenses	3,312	20,749	20,094	41,032
Consolidated funds – other expenses	1,358	1,949	4,430	3,874
Total expenses	12,655	31,406	39,963	60,419

Other income, net	318	546	590	1,065
Interest income	157	96	274	194
Interest expense	(1,315)	(1,261)	(2,609)	(2,092)
Net loss before income taxes	(5,316)	(11,580)	(10,578)	(11,285)
Benefit from income taxes	—	—	—	—
Net loss	(5,316)	(11,580)	(10,578)	(11,285)
Net loss attributable to noncontrolling interests	(586)	(5,854)	(2,043)	(4,352)
Net loss attributable to CaliberCos Inc.	$(4,730)	$(5,726)	$(8,535)	$(6,933)
Basic and diluted net loss per share attributable to common stockholders	$(0.22)	$(0.29)	$(0.39)	$(0.37)
Weighted average common shares outstanding:
Basic and diluted	21,811	19,612	21,677	18,901

The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2023	13,873	$14	7,416	$7	$39,432	$(36,830)	$63,395	$66,018
Issuance of common stock	25	—	—	—	37	—	—	37
Equity based compensation	413	—	—	—	400	—	—	400
Contributions from noncontrolling interest holders	—	—	—	—	—	—	6,388	6,388
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	(670)	(670)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,604)	(1,604)
Deconsolidation of VIEs	—	—	—	—	—	—	21,183	21,183
Net loss	—	—	—	—	—	(3,805)	(1,457)	(5,262)
Balances as of March 31, 2024	14,311	$14	7,416	$7	$39,869	$(40,635)	$87,235	$86,490
Issuance of common stock, net of issuance costs	163	—	—	—	146	—	—	146
Equity based compensation	155	1	—	—	584	—	—	585
Contributions from noncontrolling interest holders	—	—	—	—	—	—	5,478	5,478
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,969)	(2,969)
Deconsolidation of VIEs	—	—	—	—	—	—	10,790	10,790
Net loss	—	—	—	—	—	(4,730)	(586)	(5,316)
Balances as of June 30, 2024	14,629	$15	7,416	$7	$40,599	$(45,365)	$99,948	$95,204
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2022	1,651	$—	10,791	$11	7,416	$7	$33,108	$(13,626)	$(22,709)	$80,398	$77,189
Repurchases of common stock	—	—	(42)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	702	—	—	—	702
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	7,629	7,629
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(295)	(295)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,752)	(1,752)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	(20,805)	(20,805)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	9,539	9,539
Retirement of treasury stock	—	—	—	—	—	—	—	1,418	(1,418)	—	—
Net (loss) income	—	—	—	—	—	—	—	—	(1,207)	1,502	295
Balances as of March 31, 2023	1,651	$—	10,749	$11	7,416	$7	$33,810	$(12,208)	$(25,334)	$76,216	$72,502
Issuance of common stock	—	—	1,200	1	—	—	3,247	—	—	—	3,248
Conversions of common stock	(1,651)	—	1,651	2	—	—	—	—	—	—	2
Equity based compensation expense	—	—	221	—	—	—	1,922	—	—	—	1,922
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	6,787	6,787
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(995)	(995)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,482)	(1,482)
Other	—	—	—	—	—	—	—	12,208	—	—	12,208
Net loss	—	—	—	—	—	—	—	—	(5,726)	(5,854)	(11,580)
Balances as of June 30, 2023	—	$—	13,821	$14	7,416	$7	$38,979	$—	$(31,060)	$74,672	$82,612
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(10,578)	$(11,285)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	290	258
Non-cash lease expense and gain on lease extinguishment	10	(290)
Non-cash performance allocations	—	(2,382)
Equity-based compensation	986	2,624
Loss on disposal of furniture, fixtures and equipment	5	—
Gain on investments in unconsolidated entities	(114)	—
Amortization of above-market/below market leases and straight-line rent, net	134	108
Amortization of deferred financing costs	27	(15)
Changes in operating assets and liabilities:
Due from related parties	2,110	637
Prepaid expenses, right-of-use assets and other assets	147	3,198
Accounts payable and accrued expenses	1,011	1,405
Due to related parties	(171)	(70)
Lease liabilities and other liabilities	232	359
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation	3,656	5,134
Non-cash lease expense	(12)	(53)
Loss on extinguishment of debt	4	2
Gain on derivative instruments	(311)	(30)
(Gain) loss on disposal of furniture, fixtures and equipment	(9)	413
Amortization of advanced key money	(19)	(37)
Amortization of above-market/below market leases and straight-line rent, net	(187)	(244)
Amortization of deferred financing costs	353	737
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(1,016)	1,267
Due from related parties	(98)	11
Prepaid expenses, right-of use assets and other assets	1,979	(4,617)
Accounts payable and accrued expenses	1,383	(773)
Due to related parties	174	266
Lease liabilities and other liabilities	(111)	(82)
Net cash used in the Company's operating activities	(125)	(3,459)

Cash Flows From Investing Activities
Investments in real estate assets	(476)	(127)
Acquisition of real estate assets	—	(19,472)
Investments in unconsolidated entities	(87)	(90)
Funding of notes receivable - related parties	(104)	(980)
Payment received on notes receivable - related parties	6,125	480

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	$—	$12,927
Deconsolidation of VIEs	(22,394)	(12,418)
Investments in real estate assets	(2,078)	(10,223)
Acquisition of real estate assets	—	(6,643)
Funding of notes receivable - related parties	(6,445)	(8,309)
Payment received on notes receivable - related parties	9,951	1,935
Net cash used in the Company's investing activities	(15,508)	(42,920)
Cash Flows From Financing Activities
Payment of deferred financing costs	(21)	(253)
Proceeds from notes payable	891	42,816
Repayments of notes payable	(4,527)	(2,237)
Proceeds from notes payable - related parties	—	4,000
Repayments of notes payable - related parties	—	(4,365)
Proceeds from the issuance of common stock, net of issuance costs	—	3,248
Payments of treasury stock - buyback obligation	—	(183)
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(1,156)	(2,515)
Proceeds from notes payable	13,129	60,535
Repayments of notes payable	(14,470)	(57,687)
Proceeds from notes payable - related parties	2,079	3,239
Repayments of notes payable - related parties	—	(4,633)
Contributions from noncontrolling interest holders	11,866	14,416
Redemptions of noncontrolling interests	(670)	(1,290)
Distributions to noncontrolling interest holders	(4,573)	(3,234)
Net cash provided by the Company's financing activities	2,548	51,857
Net Change in Cash and Restricted Cash	(13,085)	5,478
Cash and Restricted Cash at Beginning of Period	17,640	15,934
Cash and Restricted Cash at End of Period	$4,555	$21,412

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$3,805	$7,657
Restricted cash at beginning of period	13,835	8,277
Cash and restricted cash at beginning of period	17,640	15,934

Cash at end of period	1,784	8,555
Restricted cash at end of period	2,771	12,857
Cash and restricted cash at end of period	$4,555	$21,412
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”), is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services to the investments we manage including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of June 30, 2024, we had operations in Alaska, Arizona, Colorado, and Texas.
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

At June 30, 2024, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior fiscal periods. At June 30, 2024, the portfolio consists of 213 unsecured notes with an aggregate principal balance of $33.6 million, of which $31.2 million mature within the 12-month period subsequent to August 14, 2024. Each note generally has a 12-month term with an option to extend for an additional 12-month term.

Because the Company incurred operating losses and negative cash flow from operations for the six months ended June 30, 2024, and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that the Company does not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management considered the impact of these near-term maturities on the Company.

Since the note program began, these notes have demonstrated a high rate of extension of their terms. Subsequent to the issuance of its 2023 10-K, the Company has continued its discussions with various lenders in pursuit of extending or refinancing its unsecured loans. Through June 30, 2024, the rate of extension of the current notes is consistent with or greater than prior reported fiscal periods. Management plans to continue seeking and granting extensions on an ongoing basis consistent with prior reported fiscal periods.

Additionally, management evaluated the impact a default of one or many of these notes might have on the Company. As these notes are unsecured, the terms in the agreements do not afford the note holder avenues of recourse in a default that could or would impact the Company adversely in the normal course of business, as the terms lack provisions for rights or claims against the Company’s assets, nor is there a scenario where a default could force liquidation of the Company. Management believes that even in the event of default of one or many of these notes, the Company would be able to negotiate a waiver of the default either through an extension of the maturity or principal repayment schedule.

In addition, management has implemented various plans to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior fiscal periods, management plans to continue to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect all or part of its $14.8 million in receivables, v) collect all or part of its $18.8 million investments from its managed funds, vi) increase capital raise through continued expansion of fundraising channels, vii) sell or accept investment into its corporate headquarters, viii) place debt on unencumbered assets, and/or ix) generate planned cash from operations.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the execution of our aforementioned plans, during the six months ended June 30, 2024, we collected $7.3 million of notes receivable and $2.2 million of accounts receivable. The Company also executed a reduction in force of approximately 10% of its employees in May 2024, with an expected annual saving of compensation and benefits expenses of $4.0 million. The Company has also executed on cost reduction plans with estimated annual savings of $2.5 million.

After consideration of the implemented and planned actions, in particular continuing to renew maturing unsecured corporate notes, there are no assurances that management’s actions will alleviate substantial doubt about the company’s ability to continue as a going concern beyond one year from the date that the condensed consolidated financial statements are issued.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2024 and December 31, 2023, the carrying amount of our investments in unconsolidated entities was $12.5 million and $3.3 million, respectively. During the six months ended June 30, 2024, the Company deconsolidated the Caliber Hospitality Trust, Inc. (the “Caliber Hospitality Trust”) and Caliber Hospitality, LP, which included activity from six hospitality funds, and Elliot & 51st St LLC (“Elliot”). At which time, the Company’s investment in the Caliber Hospitality Trust, Caliber Hospitality, LP, and Elliot were no longer eliminated and are included in investments in unconsolidated entities in the accompanying consolidated balance sheet as of June 30, 2024. See Note 3 – VIEs.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three and six months ended June 30, 2024 and 2023, the Company had no impairment losses related to its investments in unconsolidated entities.

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

For each of the three months ended June 30, 2024 and 2023, depreciation expense for the Company was $0.2 million. For each of the six months ended June 30, 2024 and 2023, depreciation expense for the Company was $0.3 million.

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

For the six months ended June 30, 2024 and 2023, the Company had no impairment losses related to its real estate and other long-lived assets.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Leases

Lessor

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of June 30, 2024 and December 31, 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended June 30, 2024, depreciation expense was $1.3 million and $3.4 million, respectively. For the three and six months ended June 30, 2023, depreciation expense was $2.7 million and $5.1 million, respectively.

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

For the six months ended June 30, 2024 and 2023, our consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.

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

Consolidated funds – other revenue

Consolidated funds – other revenue includes rental revenue of $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.3 million, for the three and six months ended June 30, 2023, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

Upon adoption of ASC 842, Leases (“ASC 842”), effective January 1, 2022, at the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of June 30, 2024. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, consolidated funds - other revenue includes interest income of $1.6 million and $2.6 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively, which is generated by a consolidated fund’s lending activity. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. Our consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is uncertain, our consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. Our consolidated funds had no allowance for doubtful accounts as of June 30, 2024 and December 31, 2023.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 3 – VIEs

During the six months ended June 30, 2023, the Company (i) deconsolidated five hospitality funds that were contributed to Caliber Hospitality, LP, whose sole general partner is the Caliber Hospitality Trust and (ii) consolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from the five previously consolidated hospitality funds and one previously unconsolidated fund because the Company was determined to be the primary beneficiary as it had the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which was significant to the Caliber Hospitality Trust and Caliber Hospitality, LP.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Company consolidated West Frontier Holdco, LLC (“West Frontier”) during the six months ended June 30, 2023, as the Company was determined to be the primary beneficiary as the Company has the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness, which is significant to the fund. No additional VIEs were consolidated during the six months ended June 30, 2024. The consolidation of the Caliber Hospitality Trust, Caliber Hospitality, LP, and West Frontier consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

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

On March 7, 2024, L.T.D. Hospitality Group LLC (“L.T.D.”) contributed the first of nine committed hotels from L.T.D.’s portfolio to Caliber Hospitality, LP in exchange for $4.9 million in cash, net of closing costs, $9.6 million in operating partnership units, and a new $14.1 million loan facility. Upon this reconsideration event, the Company reconsidered its consolidation conclusion, given the change in economics, and concluded that it was no longer the primary beneficiary, as its potential obligation to absorb the losses, through its guarantee of the indebtedness secured by the hospitality assets, were no longer significant to Caliber Hospitality, LP or the Caliber Hospitality Trust. As such, during the six months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries. In addition, the Company deconsolidated Elliot, a VIE that is developing a multi-family property, as the Company was no longer determined to be the primary beneficiary upon refinancing the loan agreement. The Company aggregates and reports the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying consolidated statements of operations through the date of deconsolidation.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 4 – Real Estate Investments

Real Estate Investments of the Company

Asset Acquisitions

There were no asset acquisitions by the Company during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company acquired its headquarters office building for an aggregate purchase price of $19.5 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.

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

Real Estate Investments of the Consolidated Funds

Asset Acquisitions by Consolidated Funds

There were no asset acquisitions by the consolidated funds during the six months ended June 30, 2024. During the six months ended June 30, 2023, the consolidated funds acquired one multi-family residential property for an aggregate purchase price of $6.6 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Prepaid and Other Assets

Prepaid and Other Assets of the Company

Prepaid and other assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Pursuit costs (1)	$723	$1,081
Prepaid expenses	844	981
Accounts receivable, net	476	205
Deposits	63	63
Other assets	555	451
Total prepaid and other assets	$2,661	$2,781

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

Prepaid and Other Assets of the Consolidated Funds

Prepaid and other assets of the consolidated funds consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Derivative assets	$—	$1,216
Prepaid expenses	606	1,735
Deposits	62	669
Pursuit costs (1)	—	1,102
Deferred franchise fees, net	63	278
Intangibles, net	—	184
Inventory	41	142
Other assets (2)	476	6,351
Total prepaid and other assets	$1,248	$11,677
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Notes Payable

Notes Payable of the Company

Notes payable consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

Notes Payable	June 30, 2024	December 31, 2023	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$32,268	$36,442	11.38%	January 2024 - April 2026
Convertible corporate notes	1,324	1,324	8.25%	April 2024 - May 2025
Real estate and other loans	16,791	16,252	6.53%	August 2024 - November 2029
Total notes payable	50,383	54,018
Deferred financing costs, net	(214)	(219)
Total notes payable, net	$50,169	$53,799
__________________________________
(1) As of June 30, 2024.

Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.

Gateway II HoldCo, LLC

On January 31, 2023, Caliber assumed a loan which is secured by the Company’s headquarters office building (see Note 4 – Real Estate Investments). The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of June 30, 2024 and December 31, 2023, the outstanding principal balance of the loan was $16.1 million and $16.2 million, respectively. As of June 30, 2024, the debt service coverage ratio required by the loan agreement was not satisfied, which per the terms of the agreement required the Company to transfer funds to a cash management account.

Corporate Notes and Convertible Corporate Notes

The Company has entered into multiple general corporate financing arrangements with third parties. The arrangements are generally evidenced in the form of an unsecured promissory note and require monthly or quarterly interest-only payments until maturity. The loans generally have a 12-month term and may be extended upon the mutual agreement of the lender and the borrower. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term.

As of June 30, 2024, there were 213 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with weighted average interest rate of 11.38%, and maturity dates ranging from January 2024 to April 2026. During the six months ended June 30, 2024, there were no conversions of debt into common stock. As of August 14, 2024, an aggregate of $31.2 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued.

As of December 31, 2023, there were 222 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.42%, and maturity dates ranging from January 2024 to March 2025.

The Company has issued corporate notes with a conversion feature. The conversion price is $7.57 per share of common stock. The holders of the convertible corporate notes can elect to convert all or any portion of the balance at any time. As of June 30, 2024 and December 31, 2023, the value of the conversion feature was zero.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Minimum Payments

The following table summarizes the scheduled principal repayments of our indebtedness as of June 30, 2024 (in thousands):

Year	Amount
July 1, 2024 - December 31, 2024	$10,280
2025	24,360
2026	404
2027	317
2028	330
Thereafter	14,692
Total	$50,383

Deferred Financing Costs

Amortization of deferred financing costs for the Company was immaterial and there were no deferred financing cost write-offs during each of the three and six months ended June 30, 2024 and 2023.

Notes Payable of the Consolidated Funds

Notes payable of the consolidated funds consisted of the following as of June 30, 2024 and December 31, 2023, respectively (in thousands):

Notes Payable	June 30, 2024		December 31, 2023	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Hampton Inn & Suites Hotel	$—	(3)	$5,939	N/A	N/A
Four Points by Sheraton Hotel (2)	—	(3)	11,000	N/A	N/A
Holiday Inn Ocotillo Hotel	—	(3)	9,250	N/A	N/A
Airport Hotel Portfolio	—	(3)	55,631	N/A	N/A
DoubleTree by Hilton Tucson Convention Center	18,194		18,418	7.94%	August 2027
Hilton Tucson East	—	(3)	11,901	N/A	N/A
DT Mesa Holdco II, LLC	2,700		3,000	7.53%	August 2024
Southpointe Fundco, LLC	1,050		1,050	11.90%	September 2024
West Frontier Holdco, LLC	4,776		4,636	6.35%	February 2038
Total Real Estate Loans	26,720		120,825
Revolving line of credit	4,500		4,500	8.75%	October 2024
Member notes	5,600		5,600	10.00%	June 2025
Economic injury disaster and other loans	—		475	N/A	N/A
Total notes payable	36,820		131,400
Deferred financing costs, net	(267)		(1,716)
Total notes payable, net	$36,553		$129,684
__________________________________
(1) As of June 30, 2024.
(2) During the year ended December 31, 2023, the hotel ceased operations as the consolidated fund is converting the property into a multi-family residential asset.
(3) During the six months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds, and Elliot, which included activity from the Four Points by Sheraton Hotel.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of June 30, 2024.

Hampton Inn & Suites Hotel

In July 2015, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Scottsdale, Arizona. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 6.12% in effect through the maturity date in July 2025. The loan is guaranteed by an individual who is an affiliate of the Company. During the six months ended June 30, 2024, the Company deconsolidated Hampton Inn & Suites Hotel, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).

Four Points by Sheraton Hotel

In June 2018, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Phoenix, Arizona. The loan required monthly interest-only payments until maturity. The loan is guaranteed by the Company and matured in September 2023. Per the terms of this agreement, the interest rate on the loan was equal to US Prime Rate plus 2.25%, with a floor rate of 9.65%, until August 31, 2023, at which time, the interest rate increased to 18%. During the six months ended June 30, 2024, the Company deconsolidated Elliot, which included activity from the Four Points by Sheraton Hotel (as discussed in Note 3 – VIEs).

Holiday Inn Ocotillo Hotel

In July 2018, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Chandler, Arizona. The loan requires monthly interest-only payments. The interest rate on the loan is equal to 1-month LIBOR plus 6.00%, with a floor rate of 11.00% until maturity in May 2023. In May 2023, the loan agreement was amended and restated with the lender, extending the maturity date to November 2023 and amending the interest rate to SOFR plus 600 basis points, with a floor rate of 11.00%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 2024. The loan is guaranteed by the Company. During the six months ended June 30, 2024, the Company deconsolidated Holiday Inn Ocotillo Hotel, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).

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

In January 2023, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of the Airport Hotel Portfolio. Per the terms of the loan agreement, the loan has a variable interest rate equal to SOFR plus 8.75% and matures in January 2025. In connection with the loan, the consolidated fund entered into an interest rate cap agreement, which sets the maximum SOFR rate for the loan at 5.00% through January 2024. The loan requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance in part prior to the maturity date but can be prepaid in whole subject to certain conditions, terms and fees outlined in the loan agreement. The terms of the loan agreement require an exit fee equal to 1.25% of the original principal amount of the loan and a minimum return equal to 30.0% of the original principal amount of the loan less any interest payments made at the time the loan is repaid in full. The exit fee was accrued upon entering into the loan and recorded as a deferred financing cost to be amortized over the life of the loan. The loan is guaranteed by the Company and individuals who are affiliates of the Company. During the six months ended June 30, 2024, the Company deconsolidated the Airport Hotel Portfolio, consolidated subsidiaries of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).

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

Hilton Tucson East

In November 2021, the previously consolidated fund entered into a loan agreement which is secured by the deed of trust and assignment of rents of the Hilton Tucson East hotel located in Tucson, AZ. The loan has a fixed interest rate of 6.25% and matures in November 2025. The loan required interest-only payments until June 1, 2023 and principal and interest payments thereafter until maturity. The loan amount may be prepaid prior to maturity subject to certain conditions and terms and a prepayment fee as outlined in the agreement. During the six months ended June 30, 2024, the Company deconsolidated the Hilton Tucson East, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).

DT Mesa Holdco II, LLC

In November 2019, the consolidated fund entered into a loan agreement which is secured by the deed of trust of a commercial building in Mesa, Arizona. The loan requires interest-only payments until maturity and the terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. In December 2022, the terms of the loan agreement were renegotiated, extending the maturity date of the loan to November 2023 and amending the interest rate to the greater of (i) the federal home loan bank rate plus 2.75%% or (ii) 6.50%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 7, 2024 and waiving the minimum liquidity covenant default. In May 2024, the loan agreement was amended with the lender, extending the maturity date to August 4, 2024 and removed the minimum liquidity covenant. The consolidated fund is within the 30-day grace period and intends to extend the maturity date of the loan by 90 days.

Southpointe Fundco, LLC

In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan has a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. In November 2023, an extension agreement was executed with the lender, extending the maturity date to March 2024 and amending the interest to a fixed rate of 11.99%. In February 2024, an extension agreement was executed with the lender, extending the maturity date to September 2024. The Company is in negotiations with the lender to extend the maturity date. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Line of Credit

In August 2019, a consolidated fund entered into a revolving line of credit (“LOC”) with a maximum borrowing amount of $4.5 million. The LOC is secured by the consolidated fund’s assets and is guaranteed by the Company. The LOC has a variable interest rate equal to the greater of (i) Wall Street Journal Prime Rate plus 0.25% per annum or (ii) 4.75%, resulting in a rate of 8.75% as of June 30, 2024. The Company is required to pay a fee of 0.20% of the unused revolving balance. In August 2023, the agreement was amended extending the maturity date of the LOC to October 2024 and removing certain restrictive covenants. The terms of the LOC include certain financial covenants and as of June 30, 2024, the consolidated fund was in compliance with all such covenants. The Company is in negotiations with the lender to refinance the LOC.

Member Notes

During 2022 and 2023, the consolidated fund, Southpointe Fundco, LLC (“Southpointe”), entered into 10.0% unsecured promissory notes with individual investors. The notes mature in June 2025 and may be extended up to two additional 12-month periods by the fund manager. The notes require quarterly interest-only payments. The terms of the notes allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty.

Economic Injury Disaster Loans

In June 2020, the consolidated funds were granted Economic Injury Disaster Loans, which were secured by the assets of the respective funds and had a fixed interest rate of 3.75 % and matured in June 2050. At June 30, 2024, there was no outstanding principal balance. At December 31, 2023, the outstanding principal balance was $0.5 million. Fixed monthly installment payments began in December 2022 with payments applied first to accrued interest and then the balance, if any, will be applied to principal outstanding. The loans allow for prepayment of principal plus accrued interest prior to maturity. The loan agreements contain certain usual and customary restrictions and covenants relating to, among other things, insurance, and other indebtedness. In addition, the terms of the loans include a cross-default provision whereby the Small Business Administration may, in its discretion, without notice or demand require immediate payment of all amounts outstanding under the loans.

Future Debt Maturities

As of June 30, 2024, the future aggregate principal repayments due on the Company’s notes payable are as follows (in thousands):

Year	Amount
July 1, 2024 - December 31, 2024	$8,482
2025	6,120
2026	557
2027	17,046
2028	64
Thereafter	4,551
Total	$36,820

Deferred Financing Costs

Amortization of deferred financing costs was $0.1 million and $0.4 million during the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.7 million during the three and six months ended June 30, 2023, respectively. There were no deferred financing cost write-offs during each of the three and six months ended June 30, 2024 and 2023.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Related Party Transactions

Related Party Transactions of the Company

Revenues

The table below shows the consolidated revenues earned for providing services under the Company’s asset management platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fund management fees	$2,532	$1,238	$3,910	$2,527
Financing fees	51	48	53	126
Development and construction fees	201	457	1,732	985
Brokerage fees	442	151	701	292
Total asset management	3,226	1,894	6,396	3,930
Performance allocations	16	12	182	2,438
Total related party revenue	$3,242	$1,906	$6,578	$6,368

As of June 30, 2024 and December 31, 2023, amounts due to the Company from related parties for services performed under the Company’s asset management platform was $8.0 million and $7.8 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets.

Notes Receivable

The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

The following table summarizes the notes receivable – related parties as of June 30, 2024 and December 31, 2023 (in thousands):

Notes Receivable - Related Parties	June 30, 2024	December 31, 2023	Interest Rate (1)	Maturity Date (1)
Caliber Hospitality LP (2)	$778	$—	12.00%	September 2025
Olathe Behavioral Health	—	25	12.00%	May 2025
DFW Behavioral Health LLC	—	25	14.00%	May 2025
Total Notes Receivable - Related Parties	$778	$50
__________________________________
(1) As of June 30, 2024.
(2) During the six months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

During each of the three and six months ended June 30, 2024 and 2023, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of June 30, 2024 and December 31, 2023 .

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of June 30, 2024 and December 31, 2023, other amounts due from related parties was $3.1 million and $1.9 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets. As of June 30, 2024 and December 31, 2023, other amounts due to related parties from the Company were $0.1 million and $0.3 million, respectively, which are included in due to related parties on the accompanying consolidated balance sheets.

Related Party Transactions of the Consolidated Funds

Notes Receivable

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

Notes Receivable - Related Parties	June 30, 2024	December 31, 2023	Interest Rate(1)	Maturity Date(1)
SF Alaska, LP	$16,316	$14,976	12.00%	May 2025
The Ketch, LLC	8,270	7,198	12.00%	May 2026
Circle Lofts, LLC	1,958	1,797	12.00%	May 2026
Elliot & 51st Street, LLC	14,459	—	13.00%	September 2025
Elliot & 51st Street, LLC	1,710	—	13.00%	April 2026
J-25 Development Group, LLC	19	4,804	12.00%	May 2026
Caliber Diversified Opportunity Fund II, LP	12	109	12.00%	September 2025
Ridge II, LLC	813	846	12.00%	December 2024
Ironwood, LLC	4,031	2,703	13.00%	September 2025
47th Street Phoenix Fund, LLC	90	—	12.00%	May 2025
Southridge, LLC	—	2,187	13.00%	July 2025
Caliber Hospitality, LP (2)	8,230	—	12.00%	June 2025
Blue Spruce, LLC	101	—	13.00%	January 2026
West Ridge,LLC	$1,185	$—	12.00%	March 2026
Total Notes Receivable - Related Parties	$57,194	$34,620
__________________________________
(1) As of June 30, 2024.
(2) During the three months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

During the three and six months ended June 30, 2024, the consolidated fund earned $1.6 million and $2.6 million, respectively, and during the three and six months ended June 30, 2023, the consolidated fund earned $0.9 million and $1.8 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. No interest was due to the Company as of June 30, 2024 and December 31, 2023.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Payable

At December 31, 2023, Caliber Hospitality, LP had aggregate notes payable outstanding of $12.1 million to Caliber Tax Advantage Opportunity Zone Fund, LP and Caliber Tax Advantaged Opportunity Zone Fund II, LLC. During the six months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust. The Company also deconsolidated Elliot during the six months ended June 30, 2024. Southpointe borrowed and paid back $0.5 million from Elliot during the six months ended June 30, 2024. See discussion of deconsolidations in Note 3 – VIEs.

During the three months ended June 30, 2024, the consolidated funds incurred an immaterial amount of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. During the six months ended June 30, 2024, the consolidated funds incurred $0.3 million and during three and six months ended June 30, 2023, the consolidated funds earned $0.3 million and $0.5 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. As of December 31, 2023, there was $0.1 million of interest expense payable which is included in due to related parties on the accompanying consolidated balance sheets.

Other

In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of June 30, 2024 and December 31, 2023, there were an immaterial amount of other amounts due from related parties. As of June 30, 2024 other amounts due to related parties was $0.2 million, which is included in due to related parties on the accompanying consolidated balance sheets. As of December 31, 2023 there was an immaterial amount of other amounts due to related parties.

Note 8 – Leases

Lessor - Company

Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property, which was acquired in January 2023. As of June 30, 2024, the leases have non-cancelable remaining lease terms from 0.7 years to 10.1 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of June 30, 2024, the Company does not have any material related party leases as a lessor. The components of rental revenue for the three and six months ended June 30, 2024 and 2023 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed	$443	$502	$878	$736
Variable	71	6	148	12
Total	$514	$508	$1,026	$748

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of June 30, 2024 are as follows (in thousands):

Year	Amount
July 1, 2024 - December 31, 2024	$768
2025	1,350
2026	1,207
2027	573
2028	331
Thereafter	1,344
Total	$5,573

Lessor - Consolidated Funds

Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of two multi-family residential properties, including Circle Lofts, which was deconsolidated during the year ended December 2023, and two commercial properties, including Northsight Crossing, which was sold in October 2023. As of June 30, 2024, the leases have non-cancelable remaining lease terms from 0.2 years to 9.5 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of June 30, 2024, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the three and six months ended June 30, 2024 and 2023 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed	$339	$1,189	$633	$1,984
Variable	143	175	271	347
Total	$482	$1,364	$904	$2,331

Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of June 30, 2024 are as follows (in thousands):

Year	Amount
July 1, 2024 - December 31, 2024	$659
2025	975
2026	918
2027	804
2028	828
Thereafter	3,750
Total	$7,934

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Other Liabilities

Other Liabilities of the Company

Other liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Below market leases, net	$98	$171
Tenant improvement allowance	112	99
Deposits (1)	147	113
Other	456	37
Total other liabilities	$813	$420
_________________________________
(1) Includes tenant security deposits.

Other Liabilities of the Consolidated Funds

Other liabilities of the consolidated funds consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Advance key money, net	$—	$825
Deposits (1)	173	531
Sales tax payable	84	674
Other	384	370
Total other liabilities	$641	$2,400
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures

Supplemental cash flow information consisted of the following for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the six months ended June 30, 2024 and 2023, respectively	$2,569	$2,043
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $2 and $9 for the six months ended June 30, 2024 and 2023, respectively	4,595	6,574

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Increase in note receivable - related party due to deconsolidation of VIEs	6,749	—
Increase in accounts receivable - related party due to deconsolidation of VIEs	3,519	—
Accounts receivable - related party eliminated in consolidation of VIEs	—	1,853
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	8,892	—
Extinguishment of operating lease right-of-use assets	—	1,059
Extinguishment of operating lease liabilities	—	1,340
Cost of real estate investments included in accounts payable	—	5
Investments in unconsolidated entities included in accrued expenses	44	—
Issuance of common stock in lieu of cash payment for accounts payable	182	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Note receivable eliminated in consolidation	—	2,946
Increase in note receivable - related party due to deconsolidation of VIEs	26,196	—
Cost of real estate investments included in accounts payable	3	203
Cost of real estate investments included in due to related parties	4	205
Related party notes payable - non-cash settlement	344	—
Consolidation of VIEs
Real estate investments, net	—	86,402
Accounts receivable, net	—	4,348
Due from related parties	—	2
Operating lease - right of use assets	—	8,775
Prepaid and other assets	—	2,042
Notes payable, net	—	80,449
Notes payable - related parties	—	6,589
Accounts payable and accrued expenses	—	8,148
Due to related parties	—	28
Operating lease liabilities	—	12,441
Other liabilities	—	2,158
Noncontrolling interests	—	33,732

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2024	2023
Deconsolidation of VIEs
Real estate investments, net	100,367	74,061
Accounts receivable, net	2,826	3,609
Operating lease - right of use assets	10,327	8,775
Prepaid and other assets	8,651	1,634
Due from related parties	3	2
Due to related parties	101	28
Notes payable, net	90,991	68,500
Notes payable - related parties	14,362	1,777
Accounts payable and accrued expenses	10,885	7,038
Operating lease liabilities	13,957	12,441
Other liabilities	1,236	1,928
Noncontrolling interests	54,367	21,957

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

Caliber Tax Advantaged Opportunity Fund LP

Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of June 30, 2024 and December 31, 2023, the Company estimated fair value of CTAF was less than the 6% IRR for the limited partners.

Caliber Tax Advantaged Opportunity Fund II LLC

Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of June 30, 2024 and December 31, 2023, the Company estimated fair value of CTAF was less than the 6% IRR for the investor members.

Commitments and Contingencies of the Consolidated Funds

Franchise Agreements

The hospitality funds consolidated during the three and six months ended June 30, 2024 and 2023 are parties to franchise agreements where the fund is required to pay monthly fees, consisting of royalty, program and food and beverage fees. At June 30, 2024, the consolidated hospitality fund is a party to a franchise agreement that expires in November 2026. The

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated funds recognized total franchise fees of $0.2 million and $2.6 million for the three and six months ended June 30, 2024, respectively, and $1.2 million, and $2.7 million for the three and six months ended June 30, 2023, respectively.

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

The Company has calculated the basic and diluted earnings per share during the three and six months ended June 30, 2024 and 2023 as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to CaliberCos Inc.	$(4,730)	$(5,726)	$(8,535)	$(6,933)
Convertible debt interest	22	27	43	51
Net loss attributable to common shareholders of CaliberCos Inc.	$(4,708)	$(5,699)	$(8,492)	$(6,882)
Denominator:
Weighted average shares outstanding - basic	21,811	19,612	21,677	18,901
Weighted average shares outstanding - diluted	21,811	19,612	21,677	18,901

Basic net loss per share attributable to common shareholders	$(0.22)	$(0.29)	$(0.39)	$(0.37)
Diluted net loss per share attributable to common shareholders	$(0.22)	$(0.29)	$(0.39)	$(0.37)

The number of antidilutive shares consisted of the potential exercise of stock options and potential conversion of convertible debt. The following table summarizes these potential exercises and conversions during the three and six months ended June 30, 2024 and 2023, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Additional common shares, if stock options were exercised	2,307	1,967	2,280	1,967
Additional common shares, if convertible debt were converted	175	259	175	259
	2,482	2,226	2,455	2,226

Note 13 – Fair Value of Financial Instruments

Fair Value of Financial Instruments of the Company

Fair values of financial instruments held by the Company are estimated using available market information and established valuation methodologies. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s real estate loan was determined by management based on a discounted future cash-flow model. As of June 30, 2024 the Company’s real estate loan had a carrying value of $16.1 million and a fair value of $9.7 million. As of December 31, 2023 the Company’s real estate loan had a carrying value of $16.2 million and a fair value of $9.5 million.

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

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt, advance key money, and interest rate caps have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate debt and advance key money as of June 30, 2024 and December 31, 2023 approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the instruments below were determined by management based on a discounted future cash-flow model (in thousands).

	June 30, 2024		December 31, 2023
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Hampton Inn & Suites Hotel (1)	$—	$—	$5,939	$4,762
Southpointe Fundco, LLC	1,050	1,050	1,050	1,050
Tucson East, LLC (1)	—	—	11,901	11,067
West Frontier, LLC	4,776	3,735	4,636	3,795

(1) During the six months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

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

Derivatives Designated as Hedging Instruments

As of June 30, 2024 and December 31, 2023, the Company did not have any derivatives designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments

The consolidated funds have entered into interest rate caps and swaps. The following table summarizes the consolidated funds non-designated derivatives as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2024		December 31, 2023
Type of Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest rate swap (1)	—	$—	1	$18,418
Interest rate cap (2)	—	—	1	55,000
Total		$—		$73,418

The following table presents the fair value of the consolidated funds’ non-designated derivatives, as well as their classification on the consolidated balance sheets, as of June 30, 2024 and December 31, 2023 (in thousands):

Type of Derivative	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swap (1)	Consolidated funds - Prepaid and other assets	$—	$1,206
Interest rate cap (2)	Consolidated funds - Prepaid and other assets	—	10
Total		$—	$1,216

The following table presents the gain or loss recognized in consolidated funds - hospitality expenses in the consolidated statements of operations for three and six months ended June 30, 2024 and 2023 (in thousands):

Type of Derivative	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Interest rate swap (1)	Consolidated funds - hospitality expenses	$152	$304	$346	$(18)
Interest rate cap (2)	Consolidated funds - hospitality expenses	—	5	(35)	48
Total		$152	$309	$311	$30
__________________________________
(1) During the six months ended June 30, 2024, the interest rate swap was terminated.
(2) During the six months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

Note 15 – Subsequent Events

Management has evaluated events and transactions that occurred after June 30, 2024 through August 14, 2024, the date these consolidated financial statement were available to be issued. There were no material events or transactions in addition to those matters discussed in Note 6 – Notes Payable.

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

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through June 30, 2024 of approximately $691.2 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that Caliber manages throughout the deal cycle will continue to offer an attractive value proposition to investors.

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

Business Environment

Global markets are experiencing significant volatility driven by concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.0% in June 2024. As a result, from January 1, 2022 through July 30, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for Caliber’s funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to Caliber’s early years of operations. In both a buyer’s market and a stressed or distressed market, Caliber expects its business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows Caliber to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

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

Results of Operations

Comparison of the Consolidated Results of Operations for the Three Months Ended June 30, 2024 and 2023

Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation certain funds. In particular, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries, and Elliot during the six months ended June 30, 2024. The following table and discussion provide insight into our consolidated results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$3,226	$1,894	$1,332	70.3%
Performance allocations	16	12	4	33.3%
Consolidated funds – hospitality revenues	2,894	16,273	(13,379)	(82.2)%
Consolidated funds – other revenues	2,043	2,266	(223)	(9.8)%
Total revenues	8,179	20,445	(12,266)	(60.0)%

Expenses
Operating costs	5,535	6,820	(1,285)	(18.8)%
General and administrative	2,079	1,426	653	45.8%
Marketing and advertising	227	325	(98)	(30.2)%
Depreciation and amortization	144	137	7	5.1%
Consolidated funds – hospitality expenses	3,312	20,749	(17,437)	(84.0)%
Consolidated funds – other expenses	1,358	1,949	(591)	(30.3)%
Total expenses	12,655	31,406	(18,751)	(59.7)%

Other income, net	318	546	(228)	(41.8)%
Interest income	157	96	61	63.5%
Interest expense	(1,315)	(1,261)	(54)	4.3%
Net loss before income taxes	(5,316)	(11,580)	6,264	(54.1)%
Benefit from income taxes	—	—	—	0.0%
Net loss	(5,316)	(11,580)	6,264	(54.1)%
Net loss attributable to noncontrolling interests	(586)	(5,854)	5,268	(90.0)%
Net loss attributable to CaliberCos Inc.	$(4,730)	$(5,726)	$996	(17.4)%

For the three months ended June 30, 2024 and 2023, total revenues were $8.2 million and $20.4 million, respectively, representing a period-over-period decrease of 60.0%, which was primarily due to a decrease in consolidated fund revenues. This decrease was primarily due to the deconsolidation of Caliber Hospitality, LP and the Caliber Hospitality Trust in March 2024 and was partially offset by an increase in asset management revenue due to an increase in fund management revenues. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the three months ended June 30, 2024 and 2023, total expenses were $12.7 million and $31.4 million, respectively, representing a period-over-period decrease of 59.7%. The increase was primarily due to an decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality, LP and Caliber Hospitality Trust in March 2024.

Comparison of the Unconsolidated Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table and discussion provide insight into our unconsolidated results of operations of the asset management platform for the three months ended June 30, 2024 and 2023 (in thousands). Unconsolidated revenues and expenses are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. As a result, unconsolidated revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP because fee revenue is eliminated in consolidation when it is derived from a consolidated fund and due to the exclusion of the fund revenue recognized by the consolidated funds. Furthermore, unconsolidated expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$4,179	$3,348	$831	24.8%
Performance allocations	33	24	9	37.5%
Total revenues	4,212	3,372	840	24.9%

Expenses
Operating costs	5,760	6,731	(971)	(14.4)%
General and administrative	2,091	1,398	693	49.6%
Marketing and advertising	227	326	(99)	(30.4)%
Depreciation and amortization	119	92	27	29.3%
Total expenses	8,197	8,547	(350)	(4.1)%

Other income, net	490	297	193	65.0%
Interest income	170	497	(327)	(65.8)%
Interest expense	(1,315)	(1,260)	(55)	4.4%
Net loss before income taxes	(4,640)	(5,641)	1,001	(17.7)%
Benefit from income taxes	—	—	—	0.0%
Net loss	$(4,640)	$(5,641)	$1,001	(17.7)%

For the three months ended June 30, 2024 and 2023, total revenues were $4.2 million and $3.4 million, respectively, representing a period-over-period increase of 24.9%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended June 30, 2024 to the revenues earned for the same period in 2023.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Fund set-up fees	$665	$9	$656	7,288.9%
Fund management fees	2,665	2,369	296	12.5%
Financing fees	80	150	(70)	(46.7)%
Development and construction fees	328	657	(329)	(50.1)%
Brokerage fees	441	163	278	170.6%
Total asset management	4,179	3,348	831	24.8%
Performance allocations	33	24	9	37.5%
Total unconsolidated revenue	$4,212	$3,372	$840	24.9%

The increase in fund set-up fees is due to the recognition of revenue earned related to two new fund offerings during the three months ended June 30, 2024.

The increase in fund management fees is related to an increase of managed capital and fees earned from the Caliber Hospitality Trust related to the acquisition of one hotel property. Fund management fees were based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.

The decrease in development and construction fees is primarily due to the completion of three development projects, offset by an increase in construction activities related to one development project.

For the three months ended June 30, 2024 and 2023, total expenses were $8.2 million and $8.5 million, respectively, representing a period-over-period decrease of 4.1%. The decrease was primarily due to a decrease in operating costs due to a decrease in stock compensation expense and a decrease in accrued bonuses, partially offset by an increase in general and administrative expenses due to increased legal and accounting fees.

Comparison of the Consolidated Results of Operations for the Six Months Ended June 30, 2024 and 2023

Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation certain funds. In particular, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries, and Elliot during the six months ended June 30, 2024. The following table and discussion provide insight into our consolidated results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$6,396	$3,930	$2,466	62.7%
Performance allocations	182	2,438	(2,256)	(92.5)%
Consolidated funds – hospitality revenues	21,039	39,482	(18,443)	(46.7)%
Consolidated funds – other revenues	3,513	4,117	(604)	(14.7)%
Total revenues	31,130	49,967	(18,837)	(37.7)%

Expenses
Operating costs	10,797	11,324	(527)	(4.7)%
General and administrative	4,019	3,242	777	24.0%
Marketing and advertising	333	678	(345)	(50.9)%
Depreciation and amortization	290	269	21	7.8%
Consolidated funds – hospitality expenses	20,094	41,032	(20,938)	(51.0)%
Consolidated funds – other expenses	4,430	3,874	556	14.4%
Total expenses	39,963	60,419	(20,456)	(33.9)%

Other income, net	590	1,065	(475)	44.6%
Interest income	274	194	80	41.2%
Interest expense	(2,609)	(2,092)	(517)	24.7%
Net loss before income taxes	(10,578)	(11,285)	707	(6.3)%
Benefit from income taxes	—	—	—	0.0%
Net loss	(10,578)	(11,285)	707	(6.3)%
Net loss attributable to noncontrolling interests	(2,043)	(4,352)	2,309	(53.1)%
Net loss attributable to CaliberCos Inc.	$(8,535)	$(6,933)	$(1,602)	23.1%

For the six months ended June 30, 2024 and 2023, total revenues were $31.1 million and $50.0 million, respectively, representing a period-over-period decrease of 37.7%, which was primarily due to a decrease in consolidated fund revenues. This decrease was primarily due to the deconsolidation of Caliber Hospitality, LP and the Caliber Hospitality Trust in March 2024. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP basis because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the six months ended June 30, 2024 and 2023, total expenses were $40.0 million and $60.4 million, respectively, representing a period-over-period decrease of 33.9%. The increase was primarily due to an decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality, LP and Caliber Hospitality Trust in March 2024.

Comparison of the Unconsolidated Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table and discussion provide insight into our unconsolidated results of operations of the asset management platform for the six months ended June 30, 2024 and 2023 (in thousands).

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$8,734	$7,273	$1,461	20.1%
Performance allocations	204	2,450	(2,246)	(91.7)%
Total revenues	8,938	9,723	(785)	(8.1)%

Expenses
Operating costs	11,244	11,188	56	0.5%
General and administrative	4,040	3,008	1,032	34.3%
Marketing and advertising	333	679	(346)	(51.0)%
Depreciation and amortization	302	124	178	143.5%
Total expenses	15,919	14,999	920	6.1%

Other income, net	942	145	797	549.7%
Interest income	455	749	(294)	(39.3)%
Interest expense	(2,610)	(2,092)	(518)	24.8%
Net loss before income taxes	(8,194)	(6,474)	(1,720)	26.6%
Benefit from income taxes	—	—	—	0.0%
Net loss	$(8,194)	$(6,474)	$(1,720)	26.6%

For the six months ended June 30, 2024 and 2023, total revenues were $8.9 million and $9.7 million, respectively, representing a period-over-period decrease of 8.1%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the six months ended June 30, 2024 to the revenues earned for the same period in 2023.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Fund set-up fees	$671	$72	$599	831.9%
Fund management fees	5,228	4,679	549	11.7%
Financing fees	152	477	(325)	(68.1)%
Development and construction fees	1,982	1,612	370	23.0%
Brokerage fees	701	433	268	61.9%
Total asset management	8,734	7,273	1,461	20.1%
Performance allocations	204	2,450	(2,246)	(91.7)%
Total unconsolidated revenue	$8,938	$9,723	$(785)	(8.1)%

The increase in fund set-up fees is due to the recognition of revenue earned related to two new fund offerings during the six months ended June 30, 2024.

The increase in fund management fees is related to an increase of managed capital and fees earned from the Caliber Hospitality Trust related to the acquisition of one hotel property. Fund management fees were based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.

The decrease in performance allocations is is due to the carried interest earned related to the contribution of the hospitality assets to Caliber Hospitality, LP in March 2023.

For the six months ended June 30, 2024 and 2023, total expenses were $15.9 million and $15.0 million, respectively, representing a period-over-period increase of 6.1%. The increase was primarily due to an increase in general and administrative expenses related to software expense, legal and accounting fees and investor and public relations expenses.

Other income, net was $0.9 million for the six months ended June 30, 2024, as compared to $0.1 million for the six months ended June 30, 2023. The increase is primarily due to an increase in rental and reimbursement revenue from space leased at the Company’s corporate headquarters.

For the six months ended June 30, 2024 and 2023, interest expense was $2.6 million and $2.1 million, respectively. The increase was primarily due to the increase in the weighted average corporate notes outstanding during the six months ended June 30, 2024, as compared to the same period in 2023.

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

With respect to the underlying factors that led to the change in fair value in the current year, we identify assets that are undervalued and/or underperforming as part of our acquisition strategy. Such assets generally undergo some form of repositioning soon after our acquisition to help drive increased appreciation and operating performance. Once the repositioning is complete, we focus on increasing the asset’s net operating income, thereby further increasing the value of the asset. By making these below-market acquisitions, adding value through development activities, and increasing free cash flow with proper management all represent a material component to our core business model.

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

ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of June 30, 2024, we had total FV AUM of approximately $773.2 million.

Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital

The table below summarizes the activity of the managed capital for the six months ended June 30, 2024 (in thousands):

Managed Capital
Balance as of December 31, 2023	$437,625
Originations	19,099
Redemptions	(2,819)
Balance as of March 31, 2024	$453,905
Originations	18,936
Redemptions	(3,041)
Balance as of June 30, 2024	$469,800

The following table summarizes managed capital for our investment fund portfolios as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Real Estate
Hospitality	$43,660	$43,660
Caliber Hospitality Trust(1)	95,817	70,747
Residential	89,713	74,224
Commercial	161,697	155,004
Total Real Estate(2)	390,887	343,635
Credit(3)	70,972	84,588
Other(4)	7,941	9,402
Total	$469,800	$437,625
___________________________________________
(1)The Company earns a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
(2)Beginning during the year ended December 31, 2023, the Company includes capital raised from investors in CaliberCos Inc. through corporate note issuances that was further invested in our funds in Managed Capital. As of June 30, 2024 and December 31, 2023, the Company had invested $18.8 million and $18.3 million, respectively, in our funds.
(3) Credit managed capital represents loans made to Caliber’s investment funds by the Company and our diversified funds. As of June 30, 2024 and December 31, 2023, the Company had loaned $1.1 million and $8.5 million to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.

Managed capital for the Caliber Hospitality Trust increased by $25.1 million during the six months ended June 30, 2024, primarily representing: the issuance of $9.6 million of Caliber Hospitality, LP operating partnership units in exchange for the contribution of a hotel from L.T.D. on March 7, 2024 (the first of nine committed hotels from L.T.D.’s portfolio) and $15.5 million of investments in Caliber Hospitality Trusts’s non-voting preferred stock.

Managed capital for our residential investment funds increased by $15.5 million during the six months ended June 30, 2024, representing: (i) $6.6 million in capital raised into our residential assets offset by $0.9 million of redemptions, and (ii) $9.8 million contributed by our diversified funds.

Managed capital for our commercial investment funds increased $6.7 million during the six months ended June 30, 2024, representing: (i) $6.4 million in capital raised into our commercial assets, offset by $2.4 million of redemptions to support one commercial ground-up build and acquisition in Arizona and two commercial ground-up builds and acquisitions in Colorado and (ii) $5.0 million contributed by our diversified funds offset by $2.5 million return of capital to support seven commercial ground-up builds and acquisitions in Arizona. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.

During the six months ended June 30, 2024, our diversified funds deployed $10.9 million into our various real estate investments, which was offset by $17.1 million of repayments of outstanding notes receivable. The Company deployed $0.1 million directly into real estate investments in the form of notes receivable, which was offset by $7.5 million of repayments of outstanding notes receivable.

As of June 30, 2024, we held $7.9 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $4.7 million of undeployed cash and pursuit costs, compared to $9.4 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $6.2 million of undeployed cash and pursuit costs held as of December 31, 2023.

FV AUM

Our FV AUM increased primarily due to the L.T.D. hotel contribution into the Caliber Hospitality Trust. The table below details the activities that had an impact on our FV AUM, during the six months ended June 30, 2024 (in thousands).

Balances as of December 31, 2023	$741,190
CHT contribution	29,900
Construction and net market appreciation	10,971
Assets sold(1)	(12,771)
Credit(2)	(781)
Other(3)	(1,771)
Balances as of March 31, 2024	766,738
Assets acquired(4)	14,000
Construction and net market appreciation	27,994
Assets sold or disposed(1)	(22,994)
Credit(2)	(12,835)
Other(3)	310
Balances as of June 30, 2023	$773,213

The following table summarizes FV AUM of our investment fund portfolios as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Real Estate
Hospitality	$68,000	$67,200
Caliber Hospitality Trust	234,300	201,600
Residential	140,700	138,000
Commercial	251,300	240,400
Total Real Estate	694,300	647,200
Credit(3)	70,972	84,588
Other(4)	7,941	9,402
Total	$773,213	$741,190
___________________________________________
(1)Assets sold during the six months ended June 30, 2024 include a commercial asset, lot sales related to two development assets in Colorado, and one home from our residential fund.
(2)Credit FV AUM represents loans made to Caliber’s investment funds by our diversified credit fund.

(3)Other FV AUM represents undeployed capital held in our diversified funds.
(4)Assets acquired during the six months ended June 30, 2024 include land for one commercial asset in Colorado.

Assets Under Development
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. As of June 30, 2024, we are actively developing 1,940 multifamily units, 1,942 single family units, 2.6 million square feet of commercial and industrial, and 0.8 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.1 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding, which may not be available.

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

The following table presents a reconciliation of net (loss) income attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Caliber Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to CaliberCos Inc.	$(4,730)	$(5,726)	$(8,535)	$(6,933)
Net loss attributable to noncontrolling interests	(586)	(5,854)	(2,043)	(4,352)
Net loss	(5,316)	(11,580)	(10,578)	(11,285)
Provision for income taxes	—	—	—	—
Net loss before income taxes	(5,316)	(11,580)	(10,578)	(11,285)
Depreciation and amortization	119	137	302	269
Consolidated funds’ impact on fee-related earnings	491	5,781	1,852	5,176
Stock-based compensation	584	1,922	984	2,624
Severance	171	—	178	13
Performance allocations	(16)	(12)	(182)	(2,438)
Other income, net	(318)	(546)	(590)	(1,065)
Interest expense, net	1,145	763	2,155	1,343
Fee-Related Earnings	(3,140)	(3,535)	(5,879)	(5,363)
Performance allocations	16	12	182	2,438
Interest expense, net	(1,145)	(763)	(2,155)	(1,343)
Provision for income taxes	—	—	—	—
Distributable Earnings	(4,269)	(4,286)	(7,852)	(4,268)
Interest expense	1,315	1,261	2,609	2,092
Share buy-back	—	—	—	183
Other income, net	318	546	590	1,065
Consolidated funds’ impact on Caliber Adjusted EBITDA	185	152	533	(365)
Caliber Adjusted EBITDA	(2,451)	(2,327)	(4,120)	(1,293)
Consolidated funds' EBITDA Adjustments	1,485	1,070	5,341	8,121
Consolidated Adjusted EBITDA	$(966)	$(1,257)	$1,221	$6,828

The following tables present a reconciliation of unconsolidated revenues, expenses and net income to the most comparable GAAP measure for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,179	$(953)	$3,226
Performance allocations	33	(17)	16
Consolidated funds – hospitality revenue	—	2,894	2,894
Consolidated funds – other revenue	—	2,043	2,043
Total revenues	4,212	3,967	8,179

Expenses
Operating costs	5,760	(225)	$5,535
General and administrative	2,091	(12)	2,079
Marketing and advertising	227	—	227
Depreciation and amortization	119	25	144
Consolidated funds – hospitality expenses	—	3,312	3,312
Consolidated funds – other expenses	—	1,358	1,358
Total expenses	8,197	4,458	12,655

Other income (loss), net	490	(172)	$318
Interest income	170	(13)	157
Interest expense	(1,315)	—	(1,315)
Net loss before income taxes	(4,640)	(676)	(5,316)
Provision for income taxes	—	—	—
Net loss	(4,640)	(676)	(5,316)
Net loss attributable to noncontrolling interests	—	(586)	(586)
Net loss attributable to CaliberCos Inc.	$(4,640)	$(90)	$(4,730)

	Six Months Ended June 30, 2024
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$8,734	$(2,338)	$6,396
Performance allocations	204	(22)	182
Consolidated funds – hospitality revenue	—	21,039	21,039
Consolidated funds – other revenue	—	3,513	3,513
Total revenues	8,938	22,192	31,130

Expenses
Operating costs	11,244	(447)	$10,797
General and administrative	4,040	(21)	4,019
Marketing and advertising	333	—	333
Depreciation and amortization	302	(12)	290
Consolidated funds – hospitality expenses	—	20,094	20,094
Consolidated funds – other expenses	—	4,430	4,430
Total expenses	15,919	24,044	39,963

Other income (loss), net	942	(352)	$590
Interest income	455	(181)	274
Interest expense	(2,610)	1	(2,609)
Net loss before income taxes	(8,194)	(2,384)	(10,578)
Provision for income taxes	—	—	—
Net loss	(8,194)	(2,384)	(10,578)
Net loss attributable to noncontrolling interests	—	(2,043)	(2,043)
Net loss attributable to CaliberCos Inc.	$(8,194)	$(341)	$(8,535)

	Three Months Ended June 30, 2023
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,348	$(1,454)	$1,894
Performance allocations	24	(12)	12
Consolidated funds – hospitality revenue	—	16,273	16,273
Consolidated funds – other revenue	—	2,266	2,266
Total revenues	3,372	17,073	20,445

Expenses
Operating costs	6,731	89	6,820
General and administrative	1,398	28	1,426
Marketing and advertising	326	(1)	325
Depreciation and amortization	92	45	137
Consolidated funds – hospitality expenses	—	20,749	20,749
Consolidated funds – other expenses	—	1,949	1,949
Total expenses	8,547	22,859	31,406

Other income, net	297	249	546
Interest income	497	(401)	96
Interest expense	(1,260)	(1)	(1,261)
Net loss before income taxes	(5,641)	(5,939)	(11,580)
Provision for income taxes	—	—	—
Net loss	(5,641)	(5,939)	(11,580)
Net loss attributable to noncontrolling interests	—	(5,854)	(5,854)
Net loss attributable to CaliberCos Inc.	$(5,641)	$(85)	$(5,726)

	Six Months Ended June 30, 2023
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$7,273	$(3,343)	$3,930
Performance allocations	2,450	(12)	2,438
Consolidated funds – hospitality revenue	—	39,482	39,482
Consolidated funds – other revenue	—	4,117	4,117
Total revenues	9,723	40,244	49,967

Expenses
Operating costs	11,188	136	11,324
General and administrative	3,008	234	3,242
Marketing and advertising	679	(1)	678
Depreciation and amortization	124	145	269
Consolidated funds – hospitality expenses	—	41,032	41,032
Consolidated funds – other expenses	—	3,874	3,874
Total expenses	14,999	45,420	60,419

Other income, net	145	920	1,065
Interest income	749	(555)	194
Interest expense	(2,092)	—	(2,092)
Net loss before income taxes	(6,474)	(4,811)	(11,285)
Provision for income taxes	—	—	—
Net loss	(6,474)	(4,811)	(11,285)
Net loss attributable to noncontrolling interests	—	(4,352)	(4,352)
Net loss attributable to CaliberCos Inc.	$(6,474)	$(459)	$(6,933)

Liquidity and Capital Resources

At June 30, 2024, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior fiscal periods. At June 30, 2024, the portfolio consists of 213 unsecured notes with an aggregate principal balance of $33.6 million, of which $31.2 million mature within the 12-month period subsequent to August 14, 2024. Each note generally has a 12-month term with an option to extend for an additional 12-month term.

Because the Company incurred operating losses and negative cash flow from operations for the six months ended June 30, 2024, and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that the Company does not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management considered the impact of these near-term maturities on the Company.

Since the note program began, these notes have demonstrated a high rate of extension of their terms. Subsequent to the issuance of its 2023 10-K, the Company has continued its discussions with various lenders in pursuit of extending or refinancing its unsecured loans. Through June 30, 2024, the rate of extension of the current notes is consistent with or greater than prior reported fiscal periods. Management plans to continue seeking and granting extensions on an ongoing basis consistent with prior reported fiscal periods.

Additionally, management evaluated the impact a default of one or many of these notes might have on the Company. As these notes are unsecured, the terms in the agreements do not afford the note holder avenues of recourse in a default that could or would impact the Company adversely in the normal course of business, as the terms lack provisions for rights or claims against the Company’s assets, nor is there a scenario where a default could force liquidation of the Company. Management believes that even in the event of default of one or many of these notes, the Company would be able to negotiate a waiver of the default either through an extension of the maturity or principal repayment schedule.

In addition, management has implemented various plans to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior fiscal periods, management plans to continue to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect all or part of its $14.8 million in receivables, v) collect all or part of its $18.8 million investments from its managed funds, vi) increase capital raise through continued expansion of fundraising channels, vii) sell or accept investment into its corporate headquarters, viii) place debt on unencumbered assets, and/or ix) generate planned cash from operations.
In the execution of our aforementioned plans, during the six months ended June 30, 2024, we collected $7.3 million of notes receivable and $2.2 million of accounts receivable. The Company also executed a reduction in force of approximately 10% of its employees in May 2024, with an expected annual saving of compensation and benefits expenses of $4.0 million. The Company has also executed on cost reduction plans with estimated annual savings of $2.5 million.

After consideration of the implemented and planned actions, in particular continuing to renew maturing unsecured corporate notes, there are no assurances that management’s actions will alleviate substantial doubt about the company’s ability to continue as a going concern beyond one year from the date that the condensed consolidated financial statements are issued.

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

Corporate Debt

As of June 30, 2024, we have issued and outstanding unsecured promissory notes of $33.6 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.38%, and maturity dates ranging from January 2024 to April 2026. The purpose of this financing program is to provide the Company with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of Caliber’s funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. Management has historically been successful at extending these note programs and, as a result, continues to expect similar outcomes. This outstanding debt resulted in $1.0 million and $2.1 million of interest expense for the three and six months ended June 30, 2024, respectively, and $1.0 million and $1.7 million of interest expense for the three and six months ended June 30, 2023, respectively.
Cash Flows Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and primary drivers of cash flows within the Company’s consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$(125)	$(3,459)	$3,334
Investing activities	(15,508)	(42,920)	27,412
Financing activities	2,548	51,857	(49,309)
Net change in cash and cash equivalents	$(13,085)	$5,478	$(18,563)

The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds (in thousands).

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash used in the Company's operating activities	$(3,868)	$(1,101)	$(2,767)
Net cash provided by (used in) the consolidated funds' operating activities	3,743	(2,358)	6,101
Net cash used in the Company's operating activities	(125)	(3,459)	3,334
Net cash provided by (used in) the Company's investing activities	5,458	(20,189)	25,647
Net cash used in the consolidated funds' investing activities	(20,966)	(22,731)	1,765
Net cash used in the Company's investing activities	(15,508)	(42,920)	27,412
Net cash (used in) provided by the Company's financing activities	(3,657)	43,026	(46,683)
Net cash provided by the consolidated funds' financing activities	6,205	8,831	(2,626)
Net cash provided by the Company's financing activities	2,548	51,857	(49,309)
Net change in cash and cash equivalents	$(13,085)	$5,478	$(18,563)
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company increased during the six months ended June 30, 2024 as compared to the same period in 2023. The increase primarily related to increased interest payments related to the Company’s corporate notes during the six months ended June 30, 2024 as compared to the same period in 2023. Net cash flows provided by operating activities of the consolidated funds increased from the six months ended June 30, 2024, as compared to net cash flows used in operating activities of the consolidated funds during the same period in 2023. The increase was primarily due to increased interest payments related to the consolidated funds notes payable and the consolidation and deconsolidation of VIEs.
Investing Activities
Net cash flows provided by investing activities of the Company increased during the six months ended June 30, 2024 as compared to the net cash flows used in investing activities of the Company for the same period in 2023. The increase primarily relates to an decrease in the acquisition of real estate assets. The decrease in net cash flows used in investing activities of the consolidated funds during the six months ended June 30, 2024 as compared to the same period in 2023 is primarily due to the consolidation and deconsolidation of VIEs, offset by a decrease in the acquisition of and investment in real estate assets and an increase in the net proceeds from notes receivable - related parties.
Financing Activities
Net cash flows used in financing activities of the Company increased during the six months ended June 30, 2024 as compared to the net cash flows provided by financing activities of the Company for the same period in 2023. The increase was primarily due to an decrease of $41.9 million of proceeds on notes payable. The decrease in net cash flows provided by financing activities of the consolidated funds during the six months ended June 30, 2024 as compared to the same period in 2023 is primarily due to a decrease in contributions from noncontrolling interest holders of $2.6 million during the six months ended June 30, 2024 as compared to the same period in 2023.

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

Consolidated funds – other revenue

Consolidated funds – other revenue primarily consists of rental revenue of $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.3 million for the three and six months ended June 30, 2023, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

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

Interest Rate Risk

As of June 30, 2024, our debt included fixed-rate debt with a fair value and carrying value of $53.7 million and $61.1 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of June 30, 2024, our debt included variable-rate debt with a fair value and carrying value of $25.4 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2024 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.3 million annually.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2024, the Company issued 163,000 shares of Class A common stock with an aggregate fair value of approximately $0.1 million issued under a consulting agreement. The issuance of shares of Class A common stock were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(a)(2) of the Securities Act. A legend restricting the sale, transfer, or other disposition of the shares of restricted Class A common stock other than in compliance with the Securities Act was placed on the shares of restricted Class A common stock issued in the foregoing transaction.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on August 14, 2024.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	August 14, 2024
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	August 14, 2024
Jade Leung

/s/ Jennifer Schrader	President and Vice-Chairperson	August 14, 2024
Jennifer Schrader