Form 10-Q
period 2024-09-30
CaliberCos Inc.
filed 2024-11-14
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
There were 22,472,770 shares of common stock, comprised of 15,056,356 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock of CaliberCos Inc. as of November 8, 2024.

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2024	December 31, 2023
Assets
Cash	$516	$940
Restricted cash	2,534	2,569
Real estate investments, net	21,515	21,492
Notes receivable - related parties	—	50
Due from related parties	12,305	9,709
Investments in unconsolidated entities	12,723	3,338
Operating lease - right of use assets	159	193
Prepaid and other assets	2,808	2,781
Assets of consolidated funds
Cash	1,053	2,865
Restricted cash	—	11,266
Real estate investments, net	46,084	185,636
Accounts receivable, net	184	1,978
Notes receivable - related parties	58,233	34,620
Operating lease - right of use assets	—	10,318
Prepaid and other assets	469	11,677
Total assets	$158,583	$299,432

Liabilities and Stockholders’ Equity
Notes payable	$49,673	$53,799
Accounts payable and accrued expenses	8,638	8,886
Due to related parties	210	257
Operating lease liabilities	100	119
Other liabilities	763	420
Liabilities of consolidated funds
Notes payable, net	33,752	129,684
Notes payable - related parties	—	12,055
Accounts payable and accrued expenses	1,444	11,736
Due to related parties	35	101
Operating lease liabilities	—	13,957
Other liabilities	687	2,400
Total liabilities	95,302	233,414

Commitments and Contingencies

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2024	December 31, 2023
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 14,967,702 and 13,872,671 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$15	$14
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 7,416,414 shares issued and outstanding as September 30, 2024 and December 31, 2023	7	7
Paid-in capital	41,348	39,432
Accumulated deficit	(45,219)	(36,830)
Stockholders’ (deficit) equity attributable to CaliberCos Inc.	(3,849)	2,623
Stockholders’ equity attributable to noncontrolling interests	67,130	63,395
Total stockholders’ equity	63,281	66,018
Total liabilities and stockholders’ equity	$158,583	$299,432

The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Asset management revenues	$6,530	$2,316	$12,926	$6,246
Performance allocations	175	36	357	2,474
Consolidated funds – hospitality revenues	2,494	12,526	23,533	52,008
Consolidated funds – other revenues	2,103	2,147	5,616	6,264
Total revenues	11,302	17,025	42,432	66,992

Expenses
Operating costs	4,592	4,881	15,389	16,205
General and administrative	1,441	1,672	5,460	4,914
Marketing and advertising	174	210	507	888
Depreciation and amortization	149	140	439	409
Consolidated funds – hospitality expenses	3,097	18,644	23,191	59,676
Consolidated funds – other expenses	975	2,883	5,405	6,757
Total expenses	10,428	28,430	50,391	88,849

Other income, net	425	414	1,015	1,479
Interest income	51	85	325	279
Interest expense	(1,349)	(1,316)	(3,958)	(3,408)
Net income (loss) before income taxes	1	(12,222)	(10,577)	(23,507)
Benefit from income taxes	—	—	—	—
Net income (loss)	1	(12,222)	(10,577)	(23,507)
Net loss attributable to noncontrolling interests	(145)	(8,813)	(2,188)	(13,165)
Net income (loss) attributable to CaliberCos Inc.	$146	$(3,409)	$(8,389)	$(10,342)
Basic net income (loss) per share attributable to common stockholders	$0.01	$(0.16)	$(0.38)	$(0.53)
Diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.16)	$(0.38)	$(0.53)
Weighted average common shares outstanding:
Basic	22,128	21,238	21,828	19,688
Diluted	24,867	21,238	21,828	19,688

The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Class A		Class B
	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2023	13,873	$14	7,416	$7	$39,432	$(36,830)	$63,395	$66,018
Issuance of common stock	25	—	—	—	37	—	—	37
Equity based compensation	413	—	—	—	400	—	—	400
Contributions from noncontrolling interest holders	—	—	—	—	—	—	6,388	6,388
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	(670)	(670)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,604)	(1,604)
Deconsolidation of VIEs	—	—	—	—	—	—	21,183	21,183
Net loss	—	—	—	—	—	(3,805)	(1,457)	(5,262)
Balances as of March 31, 2024	14,311	$14	7,416	$7	$39,869	$(40,635)	$87,235	$86,490
Issuance of common stock, net of issuance costs	163	—	—	—	146	—	—	146
Equity based compensation	155	1	—	—	584	—	—	585
Contributions from noncontrolling interest holders	—	—	—	—	—	—	5,478	5,478
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(2,969)	(2,969)
Deconsolidation of VIEs	—	—	—	—	—	—	10,790	10,790
Net loss	—	—	—	—	—	(4,730)	(586)	(5,316)
Balances as of June 30, 2024	14,629	$15	7,416	$7	$40,599	$(45,365)	$99,948	$95,204
Issuance of common stock, net of issuance costs	17	—	—	—	12	—	—	12
Equity based compensation expense	322	—	—	—	737	—	—	737
Contributions from noncontrolling interest holders	—	—	—	—	—	—	3,059	3,059
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	(1,350)	(1,350)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,128)	(1,128)
Deconsolidation of VIEs	—	—	—	—	—	—	(33,254)	(33,254)
Net (loss) income	—	—	—	—	—	146	(145)	1
Balances as of September 30, 2024	14,968	$15	7,416	$7	$41,348	$(45,219)	$67,130	$63,281
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2022	1,651	$—	10,791	$11	7,416	$7	$33,108	$(13,626)	$(22,709)	$80,398	$77,189
Repurchases of common stock	—	—	(42)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	702	—	—	—	702
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	7,629	7,629
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(295)	(295)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,752)	(1,752)
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	(20,805)	(20,805)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	9,539	9,539
Retirement of treasury stock	—	—	—	—	—	—	—	1,418	(1,418)	—	—
Net (loss) income	—	—	—	—	—	—	—	—	(1,207)	1,502	295
Balances as of March 31, 2023	1,651	$—	10,749	$11	7,416	$7	$33,810	$(12,208)	$(25,334)	$76,216	$72,502
Issuance of common stock	—	—	1,200	1	—	—	3,247	—	—	—	3,248
Conversions of common stock	(1,651)	—	1,651	2	—	—	—	—	—	—	2
Equity based compensation expense	—	—	221	—	—	—	1,922	—	—	—	1,922
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	6,787	6,787
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(995)	(995)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,482)	(1,482)
Other	—	—	—	—	—	—	—	12,208	—	—	12,208
Net loss	—	—	—	—	—	—	—	—	(5,726)	(5,854)	(11,580)
Balances as of June 30, 2023	—	$—	13,821	$14	7,416	$7	$38,979	$—	$(31,060)	$74,672	$82,612
Issuance of common stock	—	—	—	—	—	—	(649)	—	—	—	(649)
Equity based compensation expense	—	—	27	—	—	—	393	—	—	—	393
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	6,870	6,870
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(480)	(480)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(1,768)	(1,768)
Net loss	—	—	—	—	—	—	—	—	(3,409)	(8,813)	(12,222)
Balances as of September 30, 2023	—	$—	13,848	$14	7,416	$7	$38,723	$—	$(34,469)	$70,481	$74,756
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(10,577)	$(23,507)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	439	392
Non-cash lease expense and gain on lease extinguishment	15	(285)
Non-cash performance allocations	—	(2,382)
Equity-based compensation	1,723	3,017
Loss on disposal of furniture, fixtures and equipment	5	—
Gain on investments in unconsolidated entities	(231)	—
Impairment	(10)	—
Amortization of above-market/below market leases and straight-line rent, net	181	178
Amortization of deferred financing costs	47	25
Changes in operating assets and liabilities:
Due from related parties	923	1,364
Prepaid expenses, right-of-use assets and other assets	25	3,307
Accounts payable and accrued expenses	121	464
Due to related parties	(47)	(84)
Lease liabilities and other liabilities	120	248
Adjustments to reconcile net income (loss) to net cash from operating activities of consolidated funds:
Depreciation	4,841	7,926
Non-cash lease expense	(9)	(80)
Loss on extinguishment of debt	—	2
Gain on derivative instruments	(311)	(114)
(Gain) loss on disposal of furniture, fixtures and equipment	(9)	687
Amortization of advanced key money	(12)	(56)
Amortization of above-market/below market leases and straight-line rent, net	(164)	(333)
Amortization of deferred financing costs	334	1,147
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(1,277)	533
Due from related parties	(197)	(12)
Prepaid expenses, right-of use assets and other assets	1,929	(4,939)
Accounts payable and accrued expenses	996	849
Due to related parties	984	327
Lease liabilities and other liabilities	(38)	184
Net cash used in the Company's operating activities	(199)	(11,142)

Cash Flows From Investing Activities
Investments in real estate assets	(686)	(224)
Acquisition of real estate assets	—	(19,472)
Investments in unconsolidated entities	(267)	(134)
Funding of notes receivable - related parties	(184)	(980)
Payment received on notes receivable - related parties	7,765	930

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	$—	$12,927
Deconsolidation of VIEs	(17,641)	(12,418)
Investments in real estate assets	(5,015)	(12,040)
Acquisition of real estate assets	—	(6,643)
Funding of notes receivable - related parties	(17,529)	(11,986)
Payment received on notes receivable - related parties	19,193	6,085
Net cash used in the Company's investing activities	(14,364)	(43,955)
Cash Flows From Financing Activities
Payment of deferred financing costs	(31)	(253)
Proceeds from notes payable	1,399	43,010
Repayments of notes payable	(5,541)	(3,181)
Proceeds from notes payable - related parties	—	4,000
Repayments of notes payable - related parties	—	(4,365)
Proceeds from the issuance of common stock, net of issuance costs	—	2,599
Payments of treasury stock - buyback obligation	—	(183)
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(1,342)	(2,522)
Proceeds from notes payable	16,567	61,681
Repayments of notes payable	(17,230)	(58,734)
Proceeds from notes payable - related parties	511	5,647
Repayments of notes payable - related parties	(511)	(4,633)
Contributions from noncontrolling interest holders	14,925	21,286
Redemptions of noncontrolling interests	(2,020)	(1,770)
Distributions to noncontrolling interest holders	(5,701)	(5,002)
Net cash provided by the Company's financing activities	1,026	57,580
Net Change in Cash and Restricted Cash	(13,537)	2,483
Cash and Restricted Cash at Beginning of Period	17,640	15,934
Cash and Restricted Cash at End of Period	$4,103	$18,417

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$3,805	$7,657
Restricted cash at beginning of period	13,835	8,277
Cash and restricted cash at beginning of period	17,640	15,934

Cash at end of period	1,569	5,531
Restricted cash at end of period	2,534	12,886
Cash and restricted cash at end of period	$4,103	$18,417
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”), is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of September 30, 2024, we had operations in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia.
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
At September 30, 2024, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At September 30, 2024, the portfolio consists of 211 unsecured notes with an aggregate principal balance of $33.0 million, of which $32.4 million mature within the 12-month period subsequent to November 13, 2024. Each note generally has a 12-month term with an option to extend for an additional 12-months.
Because the Company incurred operating losses and negative cash flow from operations for the nine months ended September 30, 2024, and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that the Company does not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management considered the impact of these near-term maturities on the Company.
Since the note program began, these notes have demonstrated a high rate of extension of their terms. Subsequent to the issuance of its 2023 Form 10-K, the Company has continued its discussions with various lenders in pursuit of extending or refinancing its unsecured loans. Through September 30, 2024, the rate of extension of the current notes is consistent with or greater than reported in prior periods. Management plans to continue seeking and granting extensions on an ongoing basis consistent with prior periods.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, management has implemented various plans to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior fiscal periods, management plans to continue to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect all or part of its $13.3 million in receivables, v) collect all or part of its $19.7 million in investments from its managed funds, vi) increase capital raise through continued expansion of fundraising channels, vii) sell or accept investment into its corporate headquarters, viii) place debt on unencumbered assets, and/or ix) generate planned cash from operations.
In the execution of our aforementioned plans, during the nine months ended September 30, 2024, we collected $8.2 million of notes receivable and $2.7 million of accounts receivable. The Company also executed a reduction in force of approximately 10% of its employees in May 2024, with an expected annual compensation and benefits expense savings of $4.0 million. The Company has also executed on cost reduction plans with estimated annual savings of $2.5 million.
After consideration of the implemented and planned actions, in particular continuing to renew maturing unsecured corporate notes, there are no assurances that management’s actions will alleviate substantial doubt about the company’s ability to continue as a going concern beyond one year from the date that the consolidated financial statements are issued.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Restricted Cash

Restricted cash consists of cash held in escrow accounts by contractual agreement with lenders as part of financial loan covenant requirements.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024 and December 31, 2023, the carrying amount of our investments in unconsolidated entities was $12.7 million and $3.3 million, respectively. During the nine months ended September 30, 2024, the Company deconsolidated the Caliber Hospitality Trust, Inc. (the “Caliber Hospitality Trust”) and Caliber Hospitality, LP, which included activity from six hospitality funds, Elliot & 51st St LLC (“Elliot”) and DT Mesa Holdco II, LLC (“DT Mesa”). At which time, the Company’s investment in the Caliber Hospitality Trust, Caliber Hospitality, LP, Elliot, and DT Mesa, were no longer eliminated and are included in investments in unconsolidated entities in the accompanying consolidated balance sheet as of September 30, 2024. See Note 3 – VIEs.

In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three and nine months ended September 30, 2024 and 2023, the Company had no impairment losses related to its investments in unconsolidated entities.

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

For the three and nine months ended September 30, 2024, depreciation expense for the Company was $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2023, depreciation expense for the Company was $0.1 million and $0.4 million, respectively.

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

For the nine months ended September 30, 2024 and 2023, the Company had no impairment losses related to its real estate and other long-lived assets.

Concentration of Credit Risk

Substantially all of the Company’s revenues are generated from activities completed through its Platform, including the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia. The Company mitigates the associated risk by:

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following describes the Company’s revenue recognition policy related to the fees the Company earns from providing services under its Platform:

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

Development and construction revenues from contracts with customers include fixed fee arrangements with related party affiliates to provide real estate development services as their principal developer, which include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by the funds. Revenues are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project. Prior to the commencement of construction, development fee revenue is recognized at a point in time when the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, development fee revenue is recognized ratably over time as the performance obligation(s) is satisfied. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

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

Leases

Lessor

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of September 30, 2024 and December 31, 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segments

Historically, the Company’s operations were organized into three reportable segments, fund management, development, and brokerage. During the year ended December 31, 2023, the Company reevaluated its reportable segments, considering (i) the evolution of the Company after closing its initial public offering and how the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, assesses performance and allocates resources, (ii) changes to the budgeting process and in key personnel driven by the Company’s growth initiatives, and (iii) how management reports ongoing company performance to the Board of Directors. With the evolution and growth of the Company, the Company’s CODM assesses performance and resource allocation on an aggregate basis under the Company’s asset management platform, and no longer reviews operating results for development or brokerage activity separately. As such, management concluded that the Company operates through one operating segment, the Platform segment.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Depreciation for all tangible real estate assets is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of our building and building improvements are generally 15 to 40 years. The estimated useful lives of our furniture, fixtures and equipment are generally three to seven years beginning in the first full month the asset is placed in service.

For the three and nine months ended September 30, 2024, depreciation expense was $1.2 million and $4.5 million, respectively. For the three and nine months ended September 30, 2023, depreciation expense was $2.8 million and $7.9 million, respectively.

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

For the nine months ended September 30, 2024 and 2023, our consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Consolidated funds – other revenue

Consolidated funds – other revenue includes rental revenue of $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively, and $1.2 million and $3.5 million, for the three and nine months ended September 30, 2023, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

Upon adoption of ASC 842, Leases (“ASC 842”), effective January 1, 2022, at the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of September 30, 2024. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

In addition, consolidated funds - other revenue includes interest income of $1.7 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2023, respectively, which is generated by a consolidated fund’s lending activity. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. Our consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is uncertain, our consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. Our consolidated funds had no allowance for doubtful accounts as of September 30, 2024 and December 31, 2023.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which serves to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-07 on our consolidated financial statements; however, adoption will not impact our consolidated balance sheets and statements of operations.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 – VIEs

During the nine months ended September 30, 2023, the Company (i) deconsolidated five hospitality funds that were contributed to Caliber Hospitality, LP, whose sole general partner is the Caliber Hospitality Trust and (ii) consolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from the five previously consolidated hospitality funds and one previously unconsolidated fund because the Company was determined to be the primary beneficiary as it had the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which was significant to the Caliber Hospitality Trust and Caliber Hospitality, LP.

In addition, the Company consolidated West Frontier Holdco, LLC (“West Frontier”) during the nine months ended September 30, 2023, as the Company was determined to be the primary beneficiary as the Company has the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness, which is significant to the fund. No additional VIEs were consolidated during the nine months ended September 30, 2024. The consolidation of the Caliber Hospitality Trust, Caliber Hospitality, LP, and West Frontier consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

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

On March 7, 2024, L.T.D. Hospitality Group LLC (“L.T.D.”) contributed the first of nine committed hotels from L.T.D.’s portfolio to Caliber Hospitality, LP in exchange for $4.9 million in cash, net of closing costs, $9.6 million in operating partnership units, and a new $14.1 million loan facility. Upon this reconsideration event, the Company reconsidered its consolidation conclusion, given the change in economics, and concluded that it was no longer the primary beneficiary, as its potential obligation to absorb the losses, through its guarantee of the indebtedness secured by the hospitality assets, were no longer significant to Caliber Hospitality, LP or the Caliber Hospitality Trust. As such, during the nine months ended September 30, 2024, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries. In addition, the Company deconsolidated Elliot, a VIE that is developing a multi-family property, and DT Mesa, a VIE that is redeveloping commercial properties, as the Company was no longer determined to be the primary beneficiary upon refinancing the loan agreements. The Company aggregates and reports the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying consolidated statements of operations through the date of deconsolidation.

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

Generally, the assets of the individual consolidated VIEs can be used only to settle liabilities of each respective individual consolidated VIE and the liabilities of each respective individual consolidated VIE are liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company. When the VIE is consolidated, we eliminate any Platform revenues that are generated from that VIE or investments made by the Platform into the VIE and we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the interests in the VIEs are included in non-controlling interest in the consolidated financial statements. The Company has provided financial support to certain of its consolidated VIEs in the form of short-term financing and guarantees of the debts of certain VIEs. In general, our maximum exposure to loss due to involvement with the consolidated VIEs is limited to the amount of capital investment in the VIE, if any, or the potential obligation to perform on the guarantee of debts.

See Note 11 – Commitments and Contingencies for additional information related to the commitments and contingencies of these VIEs.

Note 4 – Real Estate Investments

Real Estate Investments of the Company

Asset Acquisitions

There were no asset acquisitions by the Company during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company acquired its headquarters office building for an aggregate purchase price of $19.5 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.

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

Real Estate Investments of the Consolidated Funds

Asset Acquisitions by Consolidated Funds

There were no asset acquisitions by the consolidated funds during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the consolidated funds acquired one multi-family residential property for an aggregate purchase price of $6.6 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the nine months ended September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Real estate investments, at cost
Land and land improvements	$599
Building and building improvements	6,044
Total purchase price of assets acquired	$6,643

Note 5 – Prepaid and Other Assets

Prepaid and Other Assets of the Company

Prepaid and other assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Pursuit costs (1)	$1,136	$1,081
Prepaid expenses	648	981
Accounts receivable, net	403	205
Deposits	63	63
Other assets	558	451
Total prepaid and other assets	$2,808	$2,781

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

Prepaid and Other Assets of the Consolidated Funds

Prepaid and other assets of the consolidated funds consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Derivative assets	$—	$1,216
Prepaid expenses	103	1,735
Deposits	57	669
Pursuit costs (1)	—	1,102
Deferred franchise fees, net	63	278
Intangibles, net	—	184
Inventory	41	142
Other assets (2)	205	6,351
Total prepaid and other assets	$469	$11,677
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Notes Payable

Notes Payable of the Company

Notes payable consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

Notes Payable	September 30, 2024	December 31, 2023	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$31,768	$36,442	11.41%	January 2024 - April 2026
Convertible corporate notes	1,274	1,324	8.25%	April 2024 - May 2025
Real estate and other loans	16,835	16,252	7.43%	August 2024 - November 2029
Total notes payable	49,877	54,018
Deferred financing costs, net	(204)	(219)
Total notes payable, net	$49,673	$53,799
__________________________________
(1) As of September 30, 2024.

Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.

Gateway II HoldCo, LLC

On January 31, 2023, Caliber assumed a loan which is secured by the Company’s headquarters office building (see Note 4 – Real Estate Investments). The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of September 30, 2024 and December 31, 2023, the outstanding principal balance of the loan was $16.0 million and $16.2 million, respectively. As of September 30, 2024, the debt service coverage ratio required by the loan agreement was not satisfied, which per the terms of the agreement required the Company to transfer funds to a cash management account.

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

As of September 30, 2024, there were 211 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with weighted average interest rate of 11.41%, and maturity dates ranging from January 2024 to April 2026. During the nine months ended September 30, 2024, there were no conversions of debt into common stock. As of November 13, 2024, an aggregate of $32.4 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued.

As of December 31, 2023, there were 222 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.42%, and maturity dates ranging from January 2024 to March 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has issued corporate notes with a conversion feature. The conversion price is $7.57 per share of common stock. The holders of the convertible corporate notes can elect to convert all or any portion of the balance at any time. As of September 30, 2024 and December 31, 2023, the value of the conversion feature was zero.

Future Minimum Payments

The following table summarizes the scheduled principal repayments of our indebtedness as of September 30, 2024 (in thousands):

Year	Amount
October 1, 2024 - December 31, 2024	$10,114
2025	24,020
2026	404
2027	317
2028	330
Thereafter	14,692
Total	$49,877

Deferred Financing Costs

Amortization of deferred financing costs for the Company was immaterial and there were no deferred financing cost write-offs during each of the three and nine months ended September 30, 2024 and 2023.

Notes Payable of the Consolidated Funds

Notes payable of the consolidated funds consisted of the following as of September 30, 2024 and December 31, 2023, respectively (in thousands):

Notes Payable	September 30, 2024		December 31, 2023	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Hampton Inn & Suites Hotel	$—	(3)	$5,939	N/A	N/A
Four Points by Sheraton Hotel (2)	—	(3)	11,000	N/A	N/A
Holiday Inn Ocotillo Hotel	—	(3)	9,250	N/A	N/A
Airport Hotel Portfolio	—	(3)	55,631	N/A	N/A
DoubleTree by Hilton Tucson Convention Center	18,080		18,418	7.71%	August 2027
Hilton Tucson East	—	(3)	11,901	N/A	N/A
DT Mesa Holdco II, LLC	—		3,000	N/A	N/A
Southpointe Fundco, LLC	1,050		1,050	11.99%	March 2025
West Frontier Holdco, LLC	4,776		4,636	6.35%	February 2038
Total Real Estate Loans	23,906		120,825
Revolving line of credit	4,500		4,500	8.75%	October 2024
Member notes	5,600		5,600	10.00%	June 2025
Economic injury disaster and other loans	—		475	N/A	N/A
Total notes payable	34,006		131,400
Deferred financing costs, net	(254)		(1,716)
Total notes payable, net	$33,752		$129,684
__________________________________
(1) As of September 30, 2024.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) During the year ended December 31, 2023, the hotel ceased operations as the consolidated fund is converting the property into a multi-family residential asset.
(3) During the nine months ended September 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds, Elliot, which included activity from the Four Points by Sheraton Hotel, and DT Mesa.

Real Estate Loans

The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of September 30, 2024.

Hampton Inn & Suites Hotel

In July 2015, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Scottsdale, Arizona. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 6.12% in effect through the maturity date in July 2025. The loan is guaranteed by an individual who is an affiliate of the Company. During the nine months ended September 30, 2024, the Company deconsolidated Hampton Inn & Suites Hotel, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).

Four Points by Sheraton Hotel

In June 2018, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Phoenix, Arizona. The loan required monthly interest-only payments until maturity. The loan is guaranteed by the Company and matured in September 2023. Per the terms of this agreement, the interest rate on the loan was equal to US Prime Rate plus 2.25%, with a floor rate of 9.65%, until August 31, 2023, at which time, the interest rate increased to 18%. During the nine months ended September 30, 2024, the Company deconsolidated Elliot, which included activity from the Four Points by Sheraton Hotel (as discussed in Note 3 – VIEs).

Holiday Inn Ocotillo Hotel

In July 2018, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Chandler, Arizona. The loan requires monthly interest-only payments. The interest rate on the loan is equal to 1-month LIBOR plus 6.00%, with a floor rate of 11.00% until maturity in May 2023. In May 2023, the loan agreement was amended and restated with the lender, extending the maturity date to November 2023 and amending the interest rate to SOFR plus 600 basis points, with a floor rate of 11.00%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 2024. The loan is guaranteed by the Company. In April, 2024, the Company deconsolidated Holiday Inn Ocotillo Hotel, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2023, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of the Airport Hotel Portfolio. Per the terms of the loan agreement, the loan has a variable interest rate equal to SOFR plus 8.75% and matures in January 2025. In connection with the loan, the consolidated fund entered into an interest rate cap agreement, which sets the maximum SOFR rate for the loan at 5.00% through January 2024. The loan requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance in part prior to the maturity date but can be prepaid in whole subject to certain conditions, terms and fees outlined in the loan agreement. The terms of the loan agreement require an exit fee equal to 1.25% of the original principal amount of the loan and a minimum return equal to 30.0% of the original principal amount of the loan less any interest payments made at the time the loan is repaid in full. The exit fee was accrued upon entering into the loan and recorded as a deferred financing cost to be amortized over the life of the loan. The loan is guaranteed by the Company and individuals who are affiliates of the Company. During the nine months ended September 30, 2024, the Company deconsolidated the Airport Hotel Portfolio, consolidated subsidiaries of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).

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

Hilton Tucson East

In November 2021, the previously consolidated fund entered into a loan agreement which is secured by the deed of trust and assignment of rents of the Hilton Tucson East hotel located in Tucson, AZ. The loan has a fixed interest rate of 6.25% and matures in November 2025. The loan required interest-only payments until June 1, 2023 and principal and interest payments thereafter until maturity. The loan amount may be prepaid prior to maturity subject to certain conditions and terms and a prepayment fee as outlined in the agreement. During the nine months ended September 30, 2024, the Company deconsolidated the Hilton Tucson East, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).

DT Mesa Holdco II, LLC

In November 2019, the consolidated fund entered into a loan agreement which is secured by the deed of trust of a commercial building in Mesa, Arizona. The loan requires interest-only payments until maturity and the terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. In December 2022, the terms of the loan agreement were renegotiated, extending the maturity date of the loan to November 2023 and amending the interest rate to the greater of (i) the federal home loan bank rate plus 2.75%% or (ii) 6.50%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 7, 2024 and waiving the minimum liquidity covenant default. In May 2024, the loan agreement was amended with the lender, extending the maturity date to August 4, 2024 and removed the minimum liquidity covenant. In September, 2024, the Company deconsolidated DT Mesa (as discussed in Note 3 – VIEs) when the loan was refinanced with a new lender.

Southpointe Fundco, LLC

In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan initially had a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. In November 2023, an extension agreement was executed with the lender, extending the maturity date to March 2024 and amending the interest to a fixed rate of 11.99%. In February 2024 and August 2024, extension agreements were executed with the lender, extending the maturity date to September 2024 and then March 2025, respectively. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company.

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

Revolving Line of Credit

In August 2019, a consolidated fund entered into a revolving line of credit (“LOC”) with a maximum borrowing amount of $4.5 million. The LOC is secured by the consolidated fund’s assets and is guaranteed by the Company. The LOC has a variable interest rate equal to the greater of (i) Wall Street Journal Prime Rate plus 0.25% per annum or (ii) 4.75%, resulting in a rate of 8.75% as of September 30, 2024. The consolidated fund is required to pay a fee of 0.20% of the unused revolving balance. In August 2023, the agreement was amended extending the maturity date of the LOC to October 2024 and removing certain restrictive covenants. The terms of the LOC include certain financial covenants and as of September 30, 2024, the consolidated fund was in compliance with all such covenants. In October 2024, the LOC was terminated, and the consolidated fund entered into a $4.5 million term loan, which is secured by the consolidated fund’s assets and is guaranteed by the Company, and matures in October 2029. The term loan has a variable interest rate equal to the sum of: (i) 3.30% plus (ii) the greater of: (a) 2.00% or (b) the forward-looking term rate based on SOFR for a one month period.

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

Economic Injury Disaster Loans

In June 2020, the consolidated funds were granted Economic Injury Disaster Loans, which were secured by the assets of the respective funds and had a fixed interest rate of 3.75 % and matured in June 2050. At September 30, 2024, there was no outstanding principal balance. At December 31, 2023, the outstanding principal balance was $0.5 million. Fixed monthly installment payments began in December 2022 with payments applied first to accrued interest and then the balance, if any, will be applied to principal outstanding. The loans allow for prepayment of principal plus accrued interest prior to maturity. The loan agreements contain certain usual and customary restrictions and covenants relating to, among other things, insurance, and other indebtedness. In addition, the terms of the loans include a cross-default provision whereby the Small Business Administration may, in its discretion, without notice or demand require immediate payment of all amounts outstanding under the loans.

Future Debt Maturities

As of September 30, 2024, the future aggregate principal repayments due on the Company’s notes payable are as follows (in thousands):

Year	Amount
October 1, 2024 - December 31, 2024	$4,618
2025	7,170
2026	557
2027	17,046
2028	64
Thereafter	4,551
Total	$34,006

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs

Amortization of deferred financing costs was immaterial during the three months ended September 30, 2024 and $0.3 million during the nine months ended September 30, 2024. Amortization of deferred financing costs was $0.4 million and $1.1 million during the three and nine months ended September 30, 2023, respectively. There were no deferred financing cost write-offs during each of the three and nine months ended September 30, 2024 and 2023.

Note 7 – Related Party Transactions

Related Party Transactions of the Company

Platform Revenues

The table below shows the total revenues earned for providing services under Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fund management fees	$2,992	$1,651	$6,902	$4,178
Financing fees	334	50	387	176
Development and construction fees	3,085	424	4,817	1,409
Brokerage fees	119	191	820	483
Total asset management	6,530	2,316	12,926	6,246
Performance allocations	175	36	357	2,474
Total related party Platform revenue	$6,705	$2,352	$13,283	$8,720

As of September 30, 2024 and December 31, 2023, amounts due to the Company from related parties for services performed under the Platform was $10.8 million and $7.8 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets.

Notes Receivable

The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

The following table summarizes the notes receivable – related parties as of September 30, 2024 and December 31, 2023 (in thousands):

Notes Receivable - Related Parties	September 30, 2024	December 31, 2023	Interest Rate (1)	Maturity Date (1)
Caliber Hospitality LP (2)	$—	$—	12.00%	September 2025
Olathe Behavioral Health	—	25	12.00%	May 2025
DFW Behavioral Health LLC	—	25	14.00%	May 2025
Total Notes Receivable - Related Parties	$—	$50
__________________________________
(1) As of September 30, 2024.
(2) During the nine months ended September 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the three and nine months ended September 30, 2024, the Company earned $0.1 million and $0.2 million amount of interest in connection with the notes, which is included in interest income on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of September 30, 2024 and December 31, 2023.

Other

In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of September 30, 2024 and December 31, 2023, other amounts due from related parties was $1.5 million and $1.9 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets. As of September 30, 2024 and December 31, 2023, other amounts due to related parties from the Company were $0.2 million and $0.3 million, respectively, which are included in due to related parties on the accompanying consolidated balance sheets.

Related Party Transactions of the Consolidated Funds

Notes Receivable

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

Notes Receivable - Related Parties	September 30, 2024	December 31, 2023	Interest Rate(1)	Maturity Date(1)
SF Alaska, LP	$16,903	$14,976	12.00%	May 2025
The Ketch, LLC	8,548	7,198	12.00%	May 2026
Circle Lofts, LLC	2,017	1,797	12.00%	May 2026
Elliot & 51st Street, LLC (2)	15,116	—	13.00%	September 2025
Elliot & 51st Street, LLC (2)	1,420	—	12.00%	April 2026
J-25 Development Group, LLC	133	4,804	12.00%	May 2026
Caliber Diversified Opportunity Fund II, LP	12	109	12.00%	September 2025
Ridge II, LLC	1,151	846	12.00%	December 2024
Ironwood, LLC	4,548	2,703	13.00%	September 2025
47th Street Phoenix Fund, LLC	92	—	12.00%	May 2025
Southridge, LLC	—	2,187	13.00%	July 2025
Caliber Hospitality, LP (2)	2,870	—	12.00%	June 2025
Caliber Hospitality, LP (2)	3,900	—	12.00%	September 2026
Blue Spruce, LLC	224	—	13.00%	January 2026
West Ridge, LLC	$1,299	$—	12.00%	March 2026
Total Notes Receivable - Related Parties	$58,233	$34,620
__________________________________
(1) As of September 30, 2024.
(2) During the nine months ended September 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds, and Elliot.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the three and nine months ended September 30, 2024, the consolidated fund earned $1.7 million and $4.3 million, respectively, and during the three and nine months ended September 30, 2023, the consolidated fund earned $0.9 million and $2.7 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. Interest due to the Company was $0.1 million as of September 30, 2024, which was included in prepaid and other assets on the accompanying consolidated balance sheets. No interest was due to the Company as of December 31, 2023.

Notes Payable

At December 31, 2023, Caliber Hospitality, LP had aggregate notes payable outstanding of $12.1 million to Caliber Tax Advantage Opportunity Zone Fund, LP and Caliber Tax Advantaged Opportunity Zone Fund II, LLC. During the nine months ended September 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust. The Company also deconsolidated Elliot during the nine months ended September 30, 2024. Southpointe borrowed and paid back $0.5 million from Elliot during the nine months ended September 30, 2024. See discussion of deconsolidations in Note 3 – VIEs.

During the three months ended September 30, 2024, the consolidated funds did not incur interest expense in connection with the notes payable – related parties. During the nine months ended September 30, 2024, the consolidated funds incurred $0.3 million and during three and nine months ended September 30, 2023, the consolidated funds earned $0.3 million and $0.8 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. As of December 31, 2023, there was $0.1 million of interest expense payable which is included in due to related parties on the accompanying consolidated balance sheets.

Other

In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of September 30, 2024, other amounts due from related parties was $0.1 million and as of December 31, 2023, there were an immaterial amount of other amounts due from related parties, which is included in prepaid and other assets on the accompanying consolidated balance sheets. As of September 30, 2024 and December 31, 2023, there was an immaterial amount of other amounts due to related parties, which is included in due to related parties on the accompanying consolidated balance sheets.

Note 8 – Leases

Lessor - Company

Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property, which was acquired in January 2023. As of September 30, 2024, the leases have non-cancelable remaining lease terms from 0.4 years to 9.8 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of September 30, 2024, the Company does not have any material related party leases as a lessor. The components of rental revenue for the three and nine months ended September 30, 2024 and 2023, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed	$436	$436	$1,314	$1,172
Variable	71	7	219	18
Total	$507	$443	$1,533	$1,190

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of September 30, 2024, are as follows (in thousands):

Year	Amount
October 1, 2024 - December 31, 2024	$365
2025	1,337
2026	1,207
2027	573
2028	299
Thereafter	1,370
Total	$5,151

Lessor - Consolidated Funds

Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of two multi-family residential properties, including Circle Lofts, which was deconsolidated during the year ended December 2023, and two commercial properties, including Northsight Crossing, which was sold in October 2023 and DT Mesa, which was deconsolidated in September 2024. As of September 30, 2024, the leases have non-cancelable remaining lease terms from 0.1 years to 1.0 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of September 30, 2024, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed	$237	$1,030	$870	$3,014
Variable	152	146	423	493
Total	$389	$1,176	$1,293	$3,507

Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of September 30, 2024, are as follows (in thousands):

Year	Amount
October 1, 2024 - December 31, 2024	$98
2025	162
2026	—
2027	—
2028	—
Thereafter	—
Total	$260

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Other Liabilities

Other Liabilities of the Company

Other liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Below market leases, net	$51	$171
Tenant improvement allowance	21	99
Deposits (1)	154	113
Other	537	37
Total other liabilities	$763	$420
_________________________________
(1) Includes tenant security deposits.

Other Liabilities of the Consolidated Funds

Other liabilities of the consolidated funds consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Advance key money, net	$—	$825
Deposits (1)	223	531
Sales tax payable	112	674
Other	352	370
Total other liabilities	$687	$2,400
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures

Supplemental cash flow information consisted of the following for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the nine months ended September 30, 2024 and 2023, respectively	$3,878	$3,479
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $2 and $31 for the nine months ended September 30, 2024 and 2023, respectively	5,252	10,493

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Increase in note receivable - related party due to deconsolidation of VIEs	7,531	—
Increase in accounts receivable - related party due to deconsolidation of VIEs	3,519	—
Accounts receivable - related party eliminated in consolidation of VIEs	—	1,853
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	8,843	—
Extinguishment of operating lease right-of-use assets	—	1,059
Extinguishment of operating lease liabilities	—	1,340
Cost of real estate investments included in accounts payable	—	14
Investments in unconsolidated entities included in accrued expenses	44	—
Issuance of common stock in lieu of cash payment for accounts payable	194	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Note receivable eliminated in consolidation	—	2,946
Increase in note receivable - related party due to deconsolidation of VIEs	22,746	—
Cost of real estate investments included in accounts payable	41	738
Cost of real estate investments included in due to related parties	—	185
Related party notes payable - non-cash settlement	2,531	—
Consolidation of VIEs
Real estate investments, net	—	86,402
Accounts receivable, net	—	4,348
Due from related parties	—	2
Operating lease - right of use assets	—	8,775
Prepaid and other assets	—	2,042
Notes payable, net	—	80,449
Notes payable - related parties	—	6,589
Accounts payable and accrued expenses	—	8,148
Due to related parties	—	28
Operating lease liabilities	—	12,441
Other liabilities	—	2,158
Noncontrolling interests	—	33,732

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2024	2023
Deconsolidation of VIEs
Real estate investments, net	137,571	74,061
Accounts receivable, net	3,071	3,609
Operating lease - right of use assets	10,324	8,775
Prepaid and other assets	9,579	1,634
Due from related parties	3	2
Due to related parties	1,049	28
Notes payable, net	94,261	68,500
Notes payable - related parties	12,055	1,777
Accounts payable and accrued expenses	11,324	7,038
Operating lease liabilities	13,957	12,441
Other liabilities	1,293	1,928
Noncontrolling interests	16,360	21,957

Note 11 – Commitments and Contingencies

Commitments and Contingencies of the Company

Environmental Matters

In connection with the ownership and operation of real estate assets, the Company may potentially be liable for costs and damages related to environmental matters. The Company believes it is in material compliance with current laws and regulations and does not know of any existing environmental condition nor has it been notified by any governmental authority of any non-compliance, liability or other claim, in each case, that could result in a material effect on our financial condition or results of operations.

Caliber Tax Advantaged Opportunity Fund LP

Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of September 30, 2024 and December 31, 2023, the Company estimated fair value of CTAF was less than the 6% IRR for the limited partners.

Caliber Tax Advantaged Opportunity Fund II LLC

Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of September 30, 2024 and December 31, 2023, the Company estimated fair value of CTAF was less than the 6% IRR for the investor members.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments and Contingencies of the Consolidated Funds

Franchise Agreements

The hospitality funds consolidated during the three and nine months ended September 30, 2024 and 2023, are parties to franchise agreements where the fund is required to pay monthly fees, consisting of royalty, program, and food and beverage fees. At September 30, 2024, the consolidated hospitality fund is a party to a franchise agreement that expires in November 2026. The consolidated funds recognized total franchise fees of $0.2 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million, and $3.5 million for the three and nine months ended September 30, 2023, respectively.

Note 12 – Net Income (Loss) Per Share

Basic earnings per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting of stock options and warrants using the treasury stock method, and convertible debt and preferred stock using the if-converted method.

The Company considered the two-class method in calculating the basic and diluted earnings per share; however, it was determined there was no impact to the calculation of basic and diluted net income (loss) per share attributable to common shareholders as Class A and Class B common stock share in the same earnings and profits; thus, having no impact on the calculation.

The Company has calculated the basic and diluted earnings per share during the three and nine months ended September 30, 2024 and 2023 as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to CaliberCos Inc.	$146	$(3,409)	$(8,389)	$(10,342)
Convertible debt interest	21	15	64	16
Net income (loss) attributable to common shareholders of CaliberCos Inc.	$167	$(3,394)	$(8,325)	$(10,326)
Denominator:
Weighted average shares outstanding - basic	22,128	21,238	21,828	19,688
Dilutive shares - options, net	2,571	—	—	—
Dilutive shares - convertible debt, net	168	—	—	—
Weighted average shares outstanding - diluted	24,867	21,238	21,828	19,688

Basic net income (loss) per share attributable to common shareholders	$0.01	$(0.16)	$(0.38)	$(0.53)
Diluted net income (loss) per share attributable to common shareholders	$0.01	$(0.16)	$(0.38)	$(0.53)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The number of antidilutive shares consisted of the potential exercise of stock options and potential conversion of convertible debt. The following table summarizes these potential exercises and conversions during the three and nine months ended September 30, 2024 and 2023, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Additional common shares, if stock options were exercised	—	2,129	2,122	2,133
Additional common shares, if convertible debt were converted	—	175	168	175
	—	2,304	2,290	2,308

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

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s real estate loan was determined by management based on a discounted future cash-flow model. As of September 30, 2024, the Company’s real estate loan had a carrying value of $16.0 million and a fair value of $9.9 million. As of December 31, 2023, the Company’s real estate loan had a carrying value of $16.2 million and a fair value of $9.5 million.

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

Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt, advance key money, and interest rate caps have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate debt and advance key money as of September 30, 2024 and December 31, 2023, approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the instruments below were determined by management based on a discounted future cash-flow model (in thousands).

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2024		December 31, 2023
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Hampton Inn & Suites Hotel (1)	$—	$—	$5,939	$4,762
Southpointe Fundco, LLC	1,050	994	1,050	1,050
Tucson East, LLC (1)	—	—	11,901	11,067
West Frontier, LLC	4,776	3,601	4,636	3,795

(1) During the nine months ended September 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

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

Derivatives Designated as Hedging Instruments

As of September 30, 2024 and December 31, 2023, the Company did not have any derivatives designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments

The consolidated funds have entered into interest rate caps and swaps. The following table summarizes the consolidated funds non-designated derivatives as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	September 30, 2024		December 31, 2023
Type of Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest rate swap (1)	—	$—	1	$18,418
Interest rate cap (2)	—	—	1	55,000
Total		$—		$73,418

The following table presents the fair value of the consolidated funds’ non-designated derivatives, as well as their classification on the consolidated balance sheets, as of September 30, 2024 and December 31, 2023 (in thousands):

Type of Derivative	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swap (1)	Consolidated funds - Prepaid and other assets	$—	$1,206
Interest rate cap (2)	Consolidated funds - Prepaid and other assets	—	10
Total		$—	$1,216

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the gain or loss recognized in consolidated funds - hospitality expenses in the consolidated statements of operations for three and nine months ended September 30, 2024 and 2023 (in thousands):

Type of Derivative	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Interest rate swap (1)	Consolidated funds - hospitality expenses	$—	$148	$346	$130
Interest rate cap (2)	Consolidated funds - hospitality expenses	—	(64)	(35)	(16)
Total		$—	$84	$311	$114
__________________________________
(1) During the nine months ended September 30, 2024, the interest rate swap was terminated.
(2) During the nine months ended September 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

Note 15 – Subsequent Events

Management has evaluated events and transactions that occurred after September 30, 2024 through November 13, 2024, the date these consolidated financial statement were available to be issued. There were no material events or transactions in addition to those matters discussed in Note 6 – Notes Payable.

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

Overview
Over the past 15 years, Caliber has grown into a leading diversified alternative asset management firm, with more than $2.9 billion in assets under management (“AUM”) and assets under development (“AUD”). Caliber’s primary goal is to enhance the wealth of accredited investors seeking to make investments in middle-market assets. We strive to build wealth for our clients by creating, managing, and servicing middle-market investment funds, private syndications, and direct investments. Through our funds, we invest primarily in real estate, private equity, and debt facilities. We market and fundraise to direct channels and to wholesale channels.

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

As an alternative asset manager, we offer a full suite of support services and employ a vertically integrated approach to investment management. Our asset management activities are complemented with transaction and advisory services including development and construction management, acquisition and disposition expertise, and fund formation, which we believe differentiate us from other asset management firms. We earn the following fees from providing these services under our asset management platform (the “Platform”):

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

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through September 30, 2024 of approximately $710.5 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that Caliber manages throughout the deal cycle will continue to offer an attractive value proposition to investors.

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

Business Environment

Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 2.4% in September 2024. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points, but subsequently, on September 19, 2024, the Federal Reserve decreased the federal funds rate by 50 basis points. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for Caliber’s funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to Caliber’s early years of operations. In both a buyer’s market and a stressed or distressed market, Caliber expects its business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows Caliber to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

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

Results of Operations

Comparison of the Consolidated Results of Operations for the Three Months Ended September 30, 2024 and 2023

Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation certain funds. In particular, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries, Elliot, and DT Mesa during the nine months ended September 30, 2024. The following table and discussion provide insight into our consolidated results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$6,530	$2,316	$4,214	182.0%
Performance allocations	175	36	139	386.1%
Consolidated funds – hospitality revenues	2,494	12,526	(10,032)	(80.1)%
Consolidated funds – other revenues	2,103	2,147	(44)	(2.0)%
Total revenues	11,302	17,025	(5,723)	(33.6)%

Expenses
Operating costs	4,592	4,881	(289)	(5.9)%
General and administrative	1,441	1,672	(231)	(13.8)%
Marketing and advertising	174	210	(36)	(17.1)%
Depreciation and amortization	149	140	9	6.4%
Consolidated funds – hospitality expenses	3,097	18,644	(15,547)	(83.4)%
Consolidated funds – other expenses	975	2,883	(1,908)	(66.2)%
Total expenses	10,428	28,430	(18,002)	(63.3)%

Other income, net	425	414	11	2.7%
Interest income	51	85	(34)	(40.0)%
Interest expense	(1,349)	(1,316)	33	2.5%
Net income (loss) before income taxes	1	(12,222)	12,223	100.0%
Benefit from income taxes	—	—	—	0.0%
Net income (loss)	1	(12,222)	12,223	100.0%
Net loss attributable to noncontrolling interests	(145)	(8,813)	(8,668)	(98.4)%
Net income (loss) attributable to CaliberCos Inc.	$146	$(3,409)	$3,555	104.3%

For the three months ended September 30, 2024 and 2023, total revenues were $11.3 million and $17.0 million, respectively, representing a period-over-period decrease of 33.6%, which was primarily due to a decrease in consolidated fund revenues. This decrease was primarily due to the deconsolidation of Caliber Hospitality, LP and the Caliber Hospitality Trust in March 2024 and was partially offset by an increase in asset management revenue due to an increase in fund management revenues. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the three months ended September 30, 2024 and 2023, total expenses were $10.4 million and $28.4 million, respectively, representing a period-over-period decrease of 63.3%. The increase was primarily due to a decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality, LP and Caliber Hospitality Trust in March 2024.

Comparison of the Platform (Unconsolidated) Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the three months ended September 30, 2024 and 2023 (in thousands). Unconsolidated Platform revenues and expenses are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. As a result, unconsolidated Platform revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because fee revenue is eliminated in consolidation when it is derived from a consolidated fund and due to the exclusion of the fund revenue recognized by the consolidated funds. Furthermore, unconsolidated Platform expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds. See the Non-GAAP Measures section below for reconciliations of the unconsolidated Platform results to the most comparable U.S. GAAP measure.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$7,242	$3,704	$3,538	95.5%
Performance allocations	174	24	150	625.0%
Total revenues	7,416	3,728	3,688	98.9%

Expenses
Operating costs	4,727	4,724	3	0.1%
General and administrative	1,450	1,651	(201)	(12.2)%
Marketing and advertising	175	208	(33)	(15.9)%
Depreciation and amortization	145	73	72	98.6%
Total expenses	6,497	6,656	(159)	(2.4)%

Other income, net	526	149	377	253.0%
Interest income	59	730	(671)	(91.9)%
Interest expense	(1,348)	(1,317)	31	2.4%
Net income (loss) before income taxes	156	(3,366)	3,522	104.6%
Benefit from income taxes	—	—	—	0.0%
Net income (loss)	$156	$(3,366)	$3,522	104.6%

For the three months ended September 30, 2024 and 2023, total revenues were $7.4 million and $3.7 million, respectively, representing a period-over-period increase of 98.9%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended September 30, 2024, to the revenues earned for the same period in 2023.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Fund set-up fees	$831	$398	$433	108.8%
Fund management fees	2,744	2,457	287	11.7%
Financing fees	464	154	310	201.3%
Development and construction fees	3,084	516	2,568	497.7%
Brokerage fees	119	179	(60)	(33.5)%
Total asset management	7,242	3,704	3,538	95.5%
Performance allocations	174	24	150	625.0%
Total unconsolidated Platform revenue	$7,416	$3,728	$3,688	98.9%

The increase in fund set-up fees is due to capital raise fees earned related to an existing fund during the three months ended September 30,2024, as well as revenue earned from two new fund offerings during the nine months ended September 30, 2024, for which revenue was not recognized in 2023.

The increase in fund management fees is related to an increase of managed capital and fees earned from the Caliber Hospitality Trust related to the acquisition of one hotel property. Fund management fees were based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.

The increase in development and construction fees is primarily due to the commencement of two new development projects, in addition to the achievement of milestones related to existing construction activities.

For the three months ended September 30, 2024 and 2023, total expenses were $6.5 million and $6.7 million, respectively, representing a period-over-period decrease of 2.4%. The decrease was primarily due to a decrease in general and administrative expenses related to a decrease in legal fees, partially offset by an increase in accounting fees.

Comparison of the Consolidated Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation certain funds. In particular, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries, Elliot, and DT Mesa during the nine months ended September 30, 2024. The following table and discussion provide insight into our consolidated results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$12,926	$6,246	$6,680	106.9%
Performance allocations	357	2,474	(2,117)	(85.6)%
Consolidated funds – hospitality revenues	23,533	52,008	(28,475)	(54.8)%
Consolidated funds – other revenues	5,616	6,264	(648)	(10.3)%
Total revenues	42,432	66,992	(24,560)	(36.7)%

Expenses
Operating costs	15,389	16,205	(816)	(5.0)%
General and administrative	5,460	4,914	546	11.1%
Marketing and advertising	507	888	(381)	(42.9)%
Depreciation and amortization	439	409	30	7.3%
Consolidated funds – hospitality expenses	23,191	59,676	(36,485)	(61.1)%
Consolidated funds – other expenses	5,405	6,757	(1,352)	(20.0)%
Total expenses	50,391	88,849	(38,458)	(43.3)%

Other income, net	1,015	1,479	(464)	(31.4)%
Interest income	325	279	46	16.5%
Interest expense	(3,958)	(3,408)	550	16.1%
Net loss before income taxes	(10,577)	(23,507)	12,930	55.0%
Benefit from income taxes	—	—	—	0.0%
Net loss	(10,577)	(23,507)	(12,930)	(55.0)%
Net loss attributable to noncontrolling interests	(2,188)	(13,165)	(10,977)	(83.4)%
Net loss attributable to CaliberCos Inc.	$(8,389)	$(10,342)	$(1,953)	(18.9)%

For the nine months ended September 30, 2024 and 2023, total revenues were $42.4 million and $67.0 million, respectively, representing a period-over-period decrease of 36.7%, which was primarily due to a decrease in consolidated fund revenues as a result of the deconsolidation of Caliber Hospitality, LP and the Caliber Hospitality Trust in March 2024. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, Platform segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.

For the nine months ended September 30, 2024 and 2023, total expenses were $50.4 million and $88.8 million, respectively, representing a period-over-period decrease of 43.3%. The increase was primarily due to a decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality, LP and Caliber Hospitality Trust in March 2024.

Comparison of the Asset Management Platform (Unconsolidated) Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the nine months ended September 30, 2024 and 2023 (in thousands).

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$15,976	$10,977	$4,999	45.5%
Performance allocations	378	2,474	(2,096)	(84.7)%
Total revenues	16,354	13,451	2,903	21.6%

Expenses
Operating costs	15,971	15,912	59	0.4%
General and administrative	5,490	4,659	831	17.8%
Marketing and advertising	508	887	(379)	(42.7)%
Depreciation and amortization	447	197	250	126.9%
Total expenses	22,416	21,655	761	3.5%

Other income, net	1,468	294	1,174	399.3%
Interest income	514	1,479	(965)	(65.2)%
Interest expense	(3,958)	(3,409)	549	16.1%
Net loss before income taxes	(8,038)	(9,840)	(1,802)	(18.3)%
Benefit from income taxes	—	—	—	0.0%
Net loss	$(8,038)	$(9,840)	$(1,802)	(18.3)%

For the nine months ended September 30, 2024 and 2023, total revenues were $16.4 million and $13.5 million, respectively, representing a period-over-period increase of 21.6%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the nine months ended September 30, 2024 to the revenues earned for the same period in 2023.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Fund set-up fees	$1,502	$470	$1,032	219.6%
Fund management fees	7,972	7,136	836	11.7%
Financing fees	616	631	(15)	(2.4)%
Development and construction fees	5,066	2,128	2,938	138.1%
Brokerage fees	820	612	208	34.0%
Total asset management	15,976	10,977	4,999	45.5%
Performance allocations	378	2,474	(2,096)	(84.7)%
Total unconsolidated revenue	$16,354	$13,451	$2,903	21.6%

The increase in fund set-up fees is due to capital raise fees earned related to an existing fund during the three months ended September 30,2024, as well as revenue earned from two new fund offerings during the nine months ended September 30, 2024, for which revenue was not recognized in 2023.

The increase in fund management fees is related to an increase of managed capital and fees earned from the Caliber Hospitality Trust related to the acquisition of one hotel property. Fund management fees were based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.

The decrease in performance allocations is due to the carried interest earned related to the contribution of the hospitality assets to Caliber Hospitality, LP in March 2023.

For the nine months ended September 30, 2024 and 2023, total expenses were $22.4 million and $21.7 million, respectively, representing a period-over-period increase of 3.5%. The increase was primarily due to an increase in general and administrative expenses related to accounting and consulting fees, and software expenses.

Other income, net was $1.5 million for the nine months ended September 30, 2024, as compared to $0.3 million for the nine months ended September 30, 2023. The increase is primarily due to an increase in rental and reimbursement revenue from space leased at the Company’s corporate headquarters.

For the nine months ended September 30, 2024 and 2023, interest expense was $4.0 million and $3.4 million, respectively. The increase was primarily due to the increase in the weighted average corporate notes outstanding during the nine months ended September 30, 2024, as compared to the same period in 2023.

Quarterly Results of Operations - Asset Management Platform (Unconsolidated)

The following table and discussion provide insight into our unconsolidated results of operations of the asset management Platform for the last eight quarters. Unconsolidated revenues and expenses are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. As a result, unconsolidated revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because fee revenue is eliminated in consolidation when it is derived from a consolidated fund and due to the exclusion of the fund revenue recognized by the consolidated funds. Furthermore, unconsolidated expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	Three Months Ended
	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	Jun. 30, 2024	Sept. 30, 2024
(in thousands)
Revenues
Asset management revenues	$5,387	$3,924	$3,348	$3,704	$6,005	$4,555	$4,179	$7,242
Performance allocations	35	2,426	24	24	1,182	171	33	174
Total revenues	5,422	6,350	3,372	3,728	7,187	4,726	4,212	7,416

Expenses
Operating costs	6,188	4,457	6,731	4,724	5,896	5,484	5,760	4,727
General and administrative	1,361	1,610	1,398	1,651	2,148	1,949	2,091	1,450
Marketing and advertising	(113)	353	326	208	166	106	227	175
Depreciation and amortization	13	32	92	73	354	183	119	145
Total expenses	7,449	6,452	8,547	6,656	8,564	7,722	8,197	6,497

Other income, net	15	(152)	297	149	355	452	490	526
Interest income	66	252	497	730	384	285	170	59
Interest expense	(370)	(832)	(1,260)	(1,317)	(1,307)	(1,295)	(1,315)	(1,348)
Net income (loss) before income taxes	(2,316)	(834)	(5,641)	(3,366)	(1,945)	(3,554)	(4,640)	156
Benefit from income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$(2,316)	$(834)	$(5,641)	$(3,366)	$(1,945)	$(3,554)	$(4,640)	$156

Quarterly Balance Sheets - Asset Management Platform (Unconsolidated)

The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform for the last eight quarters. Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	Jun. 30, 2024	Sept. 30, 2024
(in thousands)
Assets
Cash	$1,921	$2,280	$1,335	$995	$940	$679	$638	$516
Restricted cash	23	2,178	2,330	2,479	2,569	2,599	2,455	2,534
Real estate investments, net	2,133	21,493	21,453	21,425	21,571	21,749	21,733	21,644
Notes receivable - related parties	—	11,910	15,827	15,384	8,510	7,179	1,133	320
Due from related parties	18,819	22,241	16,947	13,044	15,424	13,547	13,215	12,578
Investments in unconsolidated entities	5,435	7,828	13,944	13,990	18,377	18,624	18,804	19,681
Operating lease - right of use assets	1,411	1,285	1,189	1,091	4,348	4,237	4,185	4,133
Other	5,861	3,767	2,889	2,789	2,972	3,076	2,807	2,894
Total assets	35,603	72,982	75,914	71,197	74,711	71,690	64,970	64,300

Liabilities
Notes payable, net	14,653	50,956	54,964	54,254	53,799	52,952	50,169	49,673
Notes payable - related parties	365	365	—	—	—	—	—	—
Accounts payable and accrued expenses	18,765	19,198	7,784	6,852	8,886	9,766	9,707	8,638
Due to related parties	208	273	104	118	288	192	86	210
Operating lease liabilities	1,587	1,477	1,363	1,249	4,525	4,449	4,434	4,416
Other	64	854	704	680	557	757	947	838
Total liabilities	35,642	73,123	64,919	63,153	68,055	68,116	65,343	63,775

Stockholders’ (Deficit) Equity
Common stock	18	18	21	21	22	22	22	23
Paid-in capital	30,699	31,401	35,865	36,257	36,966	37,402	38,133	38,882
Less treasury stock	(13,626)	(12,208)	—	—	—	—	—	—
Accumulated deficit	(17,130)	(19,352)	(24,891)	(28,234)	(30,332)	(33,850)	(38,528)	(38,380)
Total stockholders’ (deficit) equity	(39)	(141)	10,995	8,044	6,656	3,574	(373)	525
Total liabilities and stockholders’ (deficit) equity	35,603	72,982	75,914	71,197	74,711	71,690	64,970	64,300

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

With respect to the underlying factors that led to the change in fair value in the current year, we identify assets that are undervalued and/or underperforming as part of our acquisition strategy. Such assets generally undergo some form of repositioning soon after our acquisition to help drive increased appreciation and operating performance. Once the repositioning is complete, we focus on increasing the asset’s net operating income, thereby further increasing the value of the asset. By making these below-

market acquisitions, adding value through development activities, and increasing free cash flow with proper management all represent a material component to our core business model.

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

ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of September 30, 2024, we had total FV AUM of approximately $807.0 million.

Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital

The table below summarizes the activity of the managed capital for the nine months ended September 30, 2024 (in thousands):

Managed Capital
Balance as of December 31, 2023	$437,625
Originations	19,099
Redemptions	(2,819)
Balance as of March 31, 2024	$453,905
Originations	18,936
Redemptions	(3,041)
Balance as of June 30, 2024	$469,800
Originations	23,372
Redemptions	(7,900)
Balances as of September 30, 2024	$485,272

The following table summarizes managed capital for our investment fund portfolios as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Real Estate
Hospitality	$47,560	$43,660
Caliber Hospitality Trust(1)	96,879	70,747
Residential	92,683	74,224
Commercial	167,989	155,004
Total Real Estate(2)	405,111	343,635
Credit(3)	70,541	84,588
Other(4)	9,620	9,402
Total	$485,272	$437,625
___________________________________________
(1)The Company earns a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
(2)Beginning during the year ended December 31, 2023, the Company includes capital raised from investors in CaliberCos Inc. through corporate note issuances that was further invested in our funds in Managed Capital. As of September 30, 2024 and December 31, 2023, the Company had invested $19.7 million and $18.3 million, respectively, in our funds.
(3) Credit managed capital represents loans made to Caliber’s investment funds by the Company and our diversified funds. As of September 30, 2024 and December 31, 2023, the Company had loaned $0.3 million and $8.5 million to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.

Managed capital for our hospitality investment funds increased by $3.9 million during the nine months ended September 30, 2024, due to a $3.9 million related party note receivable bearing 12.0% interest, issued to Caliber Hospitality Trust.

Managed capital for the Caliber Hospitality Trust increased by $26.1 million during the nine months ended September 30, 2024, primarily due to the issuance of $9.6 million of Caliber Hospitality, LP operating partnership units in exchange for the contribution of a hotel from L.T.D. on March 7, 2024 (the first of nine committed hotels from L.T.D.’s portfolio) and $16.6 million of investments in Caliber Hospitality Trusts’ non-voting preferred stock.

Managed capital for our residential investment funds increased by $18.5 million during the nine months ended September 30, 2024, due to: (i) $13.0 million in capital raised into our residential assets offset by $6.8 million of redemptions, and (ii) $12.3 million contributed by our diversified funds.

Managed capital for our commercial investment funds increased $13.0 million during the nine months ended September 30, 2024, due to: (i) $8.8 million in capital raised into our commercial assets, offset by $3.2 million of redemptions, and (ii) $9.9 million contributed by our diversified funds offset by $2.5 million return of capital. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.

During the nine months ended September 30, 2024, our diversified funds deployed $13.5 million into our various real estate investments, which was offset by $20.0 million of repayments of outstanding notes receivable. The Company deployed $0.1 million directly into real estate investments in the form of notes receivable, which was offset by $7.5 million of repayments of outstanding notes receivable.

As of September 30, 2024, we held $9.6 million of other managed capital, which included a $3.2 million private equity investment in a local start-up business and $6.4 million of undeployed cash and pursuit costs.

FV AUM

Our FV AUM increased primarily due to the L.T.D. hotel contribution into the Caliber Hospitality Trust. The table below details the activities that had an impact on our FV AUM, during the nine months ended September 30, 2024 (in thousands).

Balances as of December 31, 2023	$741,190
CHT contribution	29,900
Construction and net market appreciation	10,971
Assets sold(1)	(12,771)
Credit(2)	(781)
Other(3)	(1,771)
Balances as of March 31, 2024	766,738
Assets acquired(4)	14,000
Construction and net market appreciation	27,994
Assets sold or disposed(1)	(22,994)
Credit(2)	(12,835)
Other(3)	310
Balances as of June 30, 2024	$773,213
Assets acquired(1)	20,590
Construction and net market appreciation	11,910
Credit(2)	(431)
Other(3)	1,679
Balances as of September 30, 2024	$806,961

The following table summarizes FV AUM of our investment fund portfolios as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Real Estate
Hospitality	$68,800	$67,200
Caliber Hospitality Trust	240,300	201,600
Residential	162,100	138,000
Commercial	255,600	240,400
Total Real Estate	726,800	647,200
Credit(3)	70,541	84,588
Other(4)	9,620	9,402
Total	$806,961	$741,190
___________________________________________
(1)Assets sold during the nine months ended September 30, 2024 include a commercial asset, lot sales related to two development assets in Colorado, and one home from our residential fund.
(2)Credit FV AUM represents loans made to Caliber’s investment funds by our diversified credit fund.
(3)Other FV AUM represents undeployed capital held in our diversified funds.
(4)Assets acquired during the nine months ended September 30, 2024, include West Ridge, a 133 acre mixed-use land development in Colorado and Canyon, an office building conversion to multi-family residential.

Assets Under Development
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. As of September 30, 2024, we are actively developing 1,796 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.5 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.1 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding, which may not be available.

Non-GAAP Measures

We use non-GAAP financial measures to evaluate operating performance, identify trends, formulate financial projections, make strategic decisions, and for other discretionary purposes. We believe that these measures enhance the understanding of ongoing operations and comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they provide investors a view of the performance attributable to CaliberCos Inc. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our presentation of non-GAAP measures may not be comparable to similarly identified measures of other companies because not all companies use the same calculations. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

Asset Management Platform or Platform

Platform refers to the performance of the Caliber asset management platform segment, which generates revenues and expenses from managing our investment portfolio, which does not include any consolidated assets or funds. These activities include asset management, transaction services, and performance allocations. Management believes that this is an important view of the Company because it communicates performance of the Company that would be most useful for understanding the value of CWD.

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

Platform Earnings

Platform Earnings represents the performance of the Caliber asset management platform segment, which generates revenues and expenses from managing our investment portfolio, excluding any consolidated assets or funds.

Platform Earnings per Share

Platform Earnings per Share is calculated as Platform Earnings divided by weighted average CWD common shares outstanding.

Platform Adjusted EBITDA

Platform Adjusted EBITDA represents the Company’s Distributable Earnings adjusted for interest expense, the share repurchase costs related to the Company’s Buyback Program, other income (expense), and provision for income taxes on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to the Platform and is consistent with performance models and analysis used by management.

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

Platform Basic and Diluted Earnings Per Share (“EPS”)

Platform Basic and Diluted EPS represents earnings per share generated by the Platform, without reflecting the impact of consolidation. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to the Platform and is consistent with performance models and analysis used by management.

The following table presents a reconciliation of net (loss) income attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Caliber Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to CaliberCos Inc.	$146	$(3,409)	$(8,389)	$(10,342)
Net loss attributable to noncontrolling interests	(145)	(8,813)	(2,188)	(13,165)
Net loss	1	(12,222)	(10,577)	(23,507)
Provision for income taxes	—	—	—	—
Net loss before income taxes	1	(12,222)	(10,577)	(23,507)
Depreciation and amortization	145	140	447	409
Consolidated funds’ impact on fee-related earnings	45	8,477	1,897	13,653
Stock-based compensation	738	393	1,722	3,017
Severance	25	6	203	19
Performance allocations	(175)	(36)	(357)	(2,474)
Other income, net	(425)	(414)	(1,015)	(1,479)
Interest expense, net	1,289	587	3,444	1,930
Fee-Related Earnings	1,643	(3,069)	(4,236)	(8,432)
Performance allocations	175	36	357	2,474
Interest expense, net	(1,289)	(587)	(3,444)	(1,930)
Provision for income taxes	—	—	—	—
Distributable Earnings	529	(3,620)	(7,323)	(7,888)
Interest expense	1,349	1,316	3,958	3,408
Share buy-back	—	—	—	183
Other income, net	425	414	1,015	1,479
Consolidated funds’ impact on Caliber Adjusted EBITDA	109	379	642	14
Platform Adjusted EBITDA	2,412	(1,511)	(1,708)	(2,804)
Consolidated funds' EBITDA Adjustments	1,836	(1,646)	7,177	6,475
Consolidated Adjusted EBITDA	$4,248	$(3,157)	$5,469	$3,671

The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable GAAP measure for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$7,242	$(712)	$6,530
Performance allocations	174	1	175
Consolidated funds – hospitality revenue	—	2,494	2,494
Consolidated funds – other revenue	—	2,103	2,103
Total revenues	7,416	3,886	11,302

Expenses
Operating costs	$4,727	$(135)	$4,592
General and administrative	1,450	(9)	1,441
Marketing and advertising	175	(1)	174
Depreciation and amortization	145	4	149
Consolidated funds – hospitality expenses	—	3,097	3,097
Consolidated funds – other expenses	—	975	975
Total expenses	6,497	3,931	10,428

Other income (loss), net	$526	$(101)	$425
Interest income	59	(8)	51
Interest expense	(1,348)	(1)	(1,349)
Net income (loss) before income taxes	156	(155)	1
Provision for income taxes	—	—	—
Net income (loss)	156	(155)	1
Net income (loss) attributable to noncontrolling interests	—	(145)	(145)
Net income (loss) attributable to CaliberCos Inc.	$156	$(10)	$146
Basic Platform income per share	$0.01		$0.01
Diluted Platform income per share	$0.01		$0.01
Weighted average common shares outstanding:
Basic	22,128		22,128
Diluted	24,867		24,867

	Nine Months Ended September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$15,976	$(3,050)	$12,926
Performance allocations	378	(21)	357
Consolidated funds – hospitality revenue	—	23,533	23,533
Consolidated funds – other revenue	—	5,616	5,616
Total revenues	16,354	26,078	42,432

Expenses
Operating costs	$15,971	$(582)	$15,389
General and administrative	5,490	(30)	5,460
Marketing and advertising	508	(1)	507
Depreciation and amortization	447	(8)	439
Consolidated funds – hospitality expenses	—	23,191	23,191
Consolidated funds – other expenses	—	5,405	5,405
Total expenses	22,416	27,975	50,391

Other income (loss), net	$1,468	$(453)	$1,015
Interest income	514	(189)	325
Interest expense	(3,958)	—	(3,958)
Net loss before income taxes	(8,038)	(2,539)	(10,577)
Provision for income taxes	—	—	—
Net loss	(8,038)	(2,539)	(10,577)
Net loss attributable to noncontrolling interests	—	(2,188)	(2,188)
Net loss attributable to CaliberCos Inc.	$(8,038)	$(351)	$(8,389)
Basic and Diluted Platform loss per share	$(0.37)		$(0.38)
Weighted average common shares outstanding:
Basic and diluted	21,828		21,828

	Three Months Ended September 30, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,704	$(1,388)	$2,316
Performance allocations	24	12	36
Consolidated funds – hospitality revenue	—	12,526	12,526
Consolidated funds – other revenue	—	2,147	2,147
Total revenues	3,728	13,297	17,025

Expenses
Operating costs	$4,724	$157	$4,881
General and administrative	1,651	21	1,672
Marketing and advertising	208	2	210
Depreciation and amortization	73	67	140
Consolidated funds – hospitality expenses	—	18,644	18,644
Consolidated funds – other expenses	—	2,883	2,883
Total expenses	6,656	21,774	28,430

Other income, net	$149	$265	$414
Interest income	730	(645)	85
Interest expense	(1,317)	1	(1,316)
Net loss before income taxes	(3,366)	(8,856)	(12,222)
Provision for income taxes	—	—	—
Net loss	(3,366)	(8,856)	(12,222)
Net loss attributable to noncontrolling interests	—	(8,813)	(8,813)
Net loss attributable to CaliberCos Inc.	$(3,366)	$(43)	$(3,409)

	Nine Months Ended September 30, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$10,977	$(4,731)	$6,246
Performance allocations	2,474	—	2,474
Consolidated funds – hospitality revenue	—	52,008	52,008
Consolidated funds – other revenue	—	6,264	6,264
Total revenues	13,451	53,541	66,992

Expenses
Operating costs	$15,912	$293	$16,205
General and administrative	4,659	255	4,914
Marketing and advertising	887	1	888
Depreciation and amortization	197	212	409
Consolidated funds – hospitality expenses	—	59,676	59,676
Consolidated funds – other expenses	—	6,757	6,757
Total expenses	21,655	67,194	88,849

Other income, net	$294	$1,185	$1,479
Interest income	1,479	(1,200)	279
Interest expense	(3,409)	1	(3,408)
Net loss before income taxes	(9,840)	(13,667)	(23,507)
Provision for income taxes	—	—	—
Net loss	(9,840)	(13,667)	(23,507)
Net loss attributable to noncontrolling interests	—	(13,165)	(13,165)
Net loss attributable to CaliberCos Inc.	$(9,840)	$(502)	$(10,342)

The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable GAAP measure for the three ended June 30, 2024 and 2023, March 31, 2024 and 2023 and December 31, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,179	$(953)	$3,226
Performance allocations	33	(17)	16
Consolidated funds – hospitality revenue	—	2,894	2,894
Consolidated funds – other revenue	—	2,043	2,043
Total revenues	4,212	3,967	8,179

Expenses
Operating costs	$5,760	$(225)	$5,535
General and administrative	2,091	(12)	2,079
Marketing and advertising	227	—	227
Depreciation and amortization	119	25	144
Consolidated funds – hospitality expenses	—	3,312	3,312
Consolidated funds – other expenses	—	1,358	1,358
Total expenses	8,197	4,458	12,655

Other income (loss), net	$490	$(172)	$318
Interest income	170	(13)	157
Interest expense	(1,315)	—	(1,315)
Net loss before income taxes	(4,640)	(676)	(5,316)
Provision for income taxes	—	—	—
Net loss	(4,640)	(676)	(5,316)
Net loss attributable to noncontrolling interests	—	(586)	(586)
Net loss attributable to CaliberCos Inc.	$(4,640)	$(90)	$(4,730)

	Three Months Ended March 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,555	$(1,385)	$3,170
Performance allocations	171	(5)	166
Consolidated funds – hospitality revenue	—	18,145	18,145
Consolidated funds – other revenue	—	1,470	1,470
Total revenues	4,726	18,225	22,951

Expenses
Operating costs	$5,484	$(222)	$5,262
General and administrative	1,949	(9)	1,940
Marketing and advertising	106	—	106
Depreciation and amortization	183	(37)	146
Consolidated funds – hospitality expenses	—	16,782	16,782
Consolidated funds – other expenses	—	3,072	3,072
Total expenses	7,722	19,586	27,308

Other income (loss), net	$452	$(180)	$272
Interest income	285	(168)	117
Interest expense	(1,295)	1	(1,294)
Net loss before income taxes	(3,554)	(1,708)	(5,262)
Provision for income taxes	—	—	—
Net loss	(3,554)	(1,708)	(5,262)
Net loss attributable to noncontrolling interests	—	(1,457)	(1,457)
Net (loss) income attributable to CaliberCos Inc.	$(3,554)	$(251)	$(3,805)

	Three Months Ended December 31, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$6,005	$(1,680)	$4,325
Performance allocations	1,182	(17)	1,165
Consolidated funds – hospitality revenue	—	16,897	16,897
Consolidated funds – other revenue	—	1,558	1,558
Total revenues	7,187	16,758	23,945

Expenses
Operating costs	$5,896	$(790)	$5,106
General and administrative	2,148	(292)	1,856
Marketing and advertising	166	(2)	164
Depreciation and amortization	354	(213)	141
Consolidated funds – hospitality expenses	—	20,993	20,993
Consolidated funds – other expenses	—	2,405	2,405
Total expenses	8,564	22,101	30,665

Consolidated funds – gain on sale of real estate investments	$—	$4,976	$4,976

Other income (loss), net	$355	$(1,460)	$(1,105)
Interest income	384	(313)	71
Interest expense	(1,307)	(2)	(1,309)
Net loss before income taxes	(1,945)	(2,142)	(4,087)
Provision for income taxes	—	—	—
Net loss	(1,945)	(2,142)	(4,087)
Net loss attributable to noncontrolling interests	—	(1,726)	(1,726)
Net loss attributable to CaliberCos Inc.	$(1,945)	$(416)	$(2,361)

	Three Months Ended June 30, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,348	$(1,454)	$1,894
Performance allocations	24	(12)	12
Consolidated funds – hospitality revenue	—	16,273	16,273
Consolidated funds – other revenue	—	2,266	2,266
Total revenues	3,372	17,073	20,445

Expenses
Operating costs	$6,731	$89	$6,820
General and administrative	1,398	28	1,426
Marketing and advertising	326	(1)	325
Depreciation and amortization	92	45	137
Consolidated funds – hospitality expenses	—	20,749	20,749
Consolidated funds – other expenses	—	1,949	1,949
Total expenses	8,547	22,859	31,406

Other income, net	$297	$249	$546
Interest income	497	(401)	96
Interest expense	(1,260)	(1)	(1,261)
Net loss before income taxes	(5,641)	(5,939)	(11,580)
Provision for income taxes	—	—	—
Net loss	(5,641)	(5,939)	(11,580)
Net loss attributable to noncontrolling interests	—	(5,854)	(5,854)
Net loss attributable to CaliberCos Inc.	$(5,641)	$(85)	$(5,726)

	Three Months Ended March 31, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,924	$(1,888)	$2,036
Performance allocations	2,426	—	2,426
Consolidated funds – hospitality revenue	—	23,209	23,209
Consolidated funds – other revenue	—	1,851	1,851
Total revenues	6,350	23,172	29,522

Expenses
Operating costs	$4,457	$47	$4,504
General and administrative	1,610	206	1,816
Marketing and advertising	353	—	353
Depreciation and amortization	32	100	132
Consolidated funds – hospitality expenses	—	20,283	20,283
Consolidated funds – other expenses	—	1,925	1,925
Total expenses	6,452	22,561	29,013

Other income, net	$(152)	$671	$519
Interest income	252	(154)	98
Interest expense	(832)	1	(831)
Net income before income taxes	(834)	1,129	295
Provision for income taxes	—	—	—
Net income	(834)	1,129	295
Net income attributable to noncontrolling interests	—	1,502	1,502
Net income (loss) attributable to CaliberCos Inc.	$(834)	$(373)	$(1,207)

	Three Months Ended December 31, 2022
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$5,387	$(1,352)	$4,035
Performance allocations	35	—	35
Consolidated funds – hospitality revenue	—	15,763	15,763
Consolidated funds – other revenue	—	1,634	1,634
Total revenues	5,422	16,045	21,467

Expenses
Operating costs	$6,188	$—	$6,188
General and administrative	1,361	(71)	1,290
Marketing and advertising	(113)	(1)	(114)
Depreciation and amortization	13	22	35
Consolidated funds – hospitality expenses	—	15,881	15,881
Consolidated funds – other expenses	—	3,067	3,067
Total expenses	7,449	18,898	26,347

Other income (loss), net	$15	$70	$85
Interest income	66	—	66
Interest expense	(370)	—	(370)
Net loss before income taxes	(2,316)	(2,783)	(5,099)
Provision for income taxes	—	—	—
Net loss	(2,316)	(2,783)	(5,099)
Net loss attributable to noncontrolling interests	—	(2,630)	(2,630)
Net loss attributable to CaliberCos Inc.	$(2,316)	$(153)	$(2,469)

The following tables present a reconciliation of Platform assets, liabilities and stockholders’ equity to the most comparable GAAP measure for the last eight quarters (in thousands):

	September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$516	$—	$516
Restricted cash	2,534	—	2,534
Real estate investments, net	21,644	(129)	21,515
Notes receivable - related parties	320	(320)	—
Due from related parties	12,578	(273)	12,305
Investments in unconsolidated entities	19,681	(6,958)	12,723
Operating lease - right of use assets	4,133	(3,974)	159
Prepaid and other assets	2,894	(86)	2,808
Assets of consolidated funds
Cash	—	1,053	1,053
Restricted cash	—	—	—
Real estate investments, net	—	46,084	46,084
Accounts receivable, net	—	184	184
Notes receivable - related parties	—	58,233	58,233
Operating lease - right of use assets	—	—	—
Prepaid and other assets	—	469	469
Total assets	$64,300	$94,283	$158,583

Liabilities and Stockholders’ Equity
Notes payable	$49,673	$—	$49,673
Accounts payable and accrued expenses	8,638	—	8,638
Due to related parties	210	—	210
Operating lease liabilities	4,416	(4,316)	100
Other liabilities	838	(75)	763
Liabilities of consolidated funds
Notes payable, net	—	33,752	33,752
Notes payable - related parties	—	—	—
Accounts payable and accrued expenses	—	1,444	1,444
Due to related parties	—	35	35
Operating lease liabilities	—	—	—
Other liabilities	—	687	687
Total liabilities	63,775	31,527	95,302

Common stock	23	(1)	22
Paid-in capital	38,882	2,466	41,348
Accumulated deficit	(38,380)	(8,404)	(46,784)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	525	(5,939)	(5,414)
Stockholders’ equity attributable to noncontrolling interests	—	68,695	68,695
Total stockholders’ equity	525	62,756	63,281
Total liabilities and stockholders’ equity	$64,300	$94,283	$158,583

	June 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$638	$—	$638
Restricted cash	2,455	—	2,455
Real estate investments, net	21,733	(112)	21,621
Notes receivable - related parties	1,133	(355)	778
Due from related parties	13,215	(2,097)	11,118
Investments in unconsolidated entities	18,804	(6,329)	12,475
Operating lease - right of use assets	4,185	(4,015)	170
Prepaid and other assets	2,807	(146)	2,661
Assets of consolidated funds
Cash	—	1,146	1,146
Restricted cash	—	316	316
Real estate investments, net	—	83,251	83,251
Accounts receivable, net	—	168	168
Notes receivable - related parties	—	57,194	57,194
Operating lease - right of use assets	—	—	—
Prepaid and other assets	—	1,248	1,248
Total assets	$64,970	$130,269	$195,239

Liabilities and Stockholders’ Equity
Notes payable	$50,169	$—	$50,169
Accounts payable and accrued expenses	9,707	—	9,707
Due to related parties	86	—	86
Operating lease liabilities	4,434	(4,328)	106
Other liabilities	947	(134)	813
Liabilities of consolidated funds
Notes payable, net	—	36,553	36,553
Notes payable - related parties	—	—	—
Accounts payable and accrued expenses	—	1,792	1,792
Due to related parties	—	168	168
Operating lease liabilities	—	—	—
Other liabilities	—	641	641
Total liabilities	65,343	34,692	100,035

Common stock	22	—	22
Paid-in capital	38,133	2,466	40,599
Accumulated deficit	(38,528)	(6,837)	(45,365)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	(373)	(4,371)	(4,744)
Stockholders’ equity attributable to noncontrolling interests	—	99,948	99,948
Total stockholders’ equity	(373)	95,577	95,204
Total liabilities and stockholders’ equity	$64,970	$130,269	$195,239

	March 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$679	$—	$679
Restricted cash	2,599	—	2,599
Real estate investments, net	21,749	(97)	21,652
Notes receivable - related parties	7,179	(430)	6,749
Due from related parties	13,547	(4,150)	9,397
Investments in unconsolidated entities	18,624	(8,898)	9,726
Operating lease - right of use assets	4,237	(4,055)	182
Prepaid and other assets	3,076	(188)	2,888
Assets of consolidated funds
Cash	—	1,416	1,416
Restricted cash	—	640	640
Real estate investments, net	—	101,037	101,037
Accounts receivable, net	—	371	371
Notes receivable - related parties	—	40,347	40,347
Operating lease - right of use assets	—	—	—
Prepaid and other assets	—	3,779	3,779
Total assets	$71,690	$129,772	$201,462

Liabilities and Stockholders’ Equity
Notes payable	$52,952	$—	$52,952
Accounts payable and accrued expenses	9,766	—	9,766
Due to related parties	192	(35)	157
Operating lease liabilities	4,449	(4,337)	112
Other liabilities	757	(143)	614
Liabilities of consolidated funds
Notes payable, net	—	47,654	47,654
Notes payable - related parties	—	—	—
Accounts payable and accrued expenses	—	2,723	2,723
Due to related parties	—	258	258
Operating lease liabilities	—	—	—
Other liabilities	—	736	736
Total liabilities	68,116	46,856	114,972

Common stock	22	(1)	21
Paid-in capital	37,402	2,467	39,869
Accumulated deficit	(33,850)	(6,785)	(40,635)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	3,574	(4,319)	(745)
Stockholders’ equity attributable to noncontrolling interests	—	87,235	87,235
Total stockholders’ equity	3,574	82,916	86,490
Total liabilities and stockholders’ equity	$71,690	$129,772	$201,462

	December 31, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$940	$—	$940
Restricted cash	2,569	—	2,569
Real estate investments, net	21,571	(79)	21,492
Notes receivable - related parties	8,510	(8,460)	50
Due from related parties	15,424	(5,715)	9,709
Investments in unconsolidated entities	18,377	(15,039)	3,338
Operating lease - right of use assets	4,348	(4,155)	193
Prepaid and other assets	2,972	(191)	2,781
Assets of consolidated funds
Cash	—	2,865	2,865
Restricted cash	—	11,266	11,266
Real estate investments, net	—	185,636	185,636
Accounts receivable, net	—	1,978	1,978
Notes receivable - related parties	—	34,620	34,620
Operating lease - right of use assets	—	10,318	10,318
Prepaid and other assets	—	11,677	11,677
Total assets	$74,711	$224,721	$299,432

Liabilities and Stockholders’ Equity
Notes payable	$53,799	$—	$53,799
Accounts payable and accrued expenses	8,886	—	8,886
Due to related parties	288	(31)	257
Operating lease liabilities	4,525	(4,406)	119
Other liabilities	557	(137)	420
Liabilities of consolidated funds
Notes payable, net	—	129,684	129,684
Notes payable - related parties	—	12,055	12,055
Accounts payable and accrued expenses	—	11,736	11,736
Due to related parties	—	101	101
Operating lease liabilities	—	13,957	13,957
Other liabilities	—	2,400	2,400
Total liabilities	68,055	165,359	233,414

Common stock	22	(1)	21
Paid-in capital	36,967	2,465	39,432
Accumulated deficit	(30,332)	(6,498)	(36,830)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	6,657	(4,034)	2,623
Stockholders’ equity attributable to noncontrolling interests	—	63,395	63,395
Total stockholders’ equity	6,657	59,361	66,018
Total liabilities and stockholders’ equity	$74,712	$224,720	$299,432

	September 30, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$995	$—	$995
Restricted cash	2,479	—	2,479
Real estate investments, net	21,425	(42)	21,383
Notes receivable - related parties	15,384	(15,384)	—
Due from related parties	13,044	(6,546)	6,498
Investments in unconsolidated entities	13,990	(10,700)	3,290
Operating lease - right of use assets	1,091	(887)	204
Prepaid and other assets	2,789	(160)	2,629
Assets of consolidated funds
Cash	—	4,536	4,536
Restricted cash	—	10,407	10,407
Real estate investments, net	—	219,140	219,140
Accounts receivable, net	—	2,434	2,434
Notes receivable - related parties	—	31,184	31,184
Due from related parties	—	27	27
Operating lease - right of use assets	—	8,785	8,785
Prepaid and other assets	—	10,739	10,739
Total assets	$71,197	$253,533	$324,730

Liabilities and Stockholders’ Equity
Notes payable	$54,254	$—	$54,254
Accounts payable and accrued expenses	6,852	—	6,852
Due to related parties	118	(31)	87
Operating lease liabilities	1,249	(1,124)	125
Other liabilities	680	(145)	535
Liabilities of consolidated funds
Notes payable, net	—	147,779	147,779
Notes payable - related parties	—	12,799	12,799
Accounts payable and accrued expenses	—	11,949	11,949
Due to related parties	—	210	210
Operating lease liabilities	—	12,397	12,397
Other liabilities	—	2,987	2,987
Total liabilities	63,153	186,821	249,974

Common stock	21	—	21
Paid-in capital	36,257	2,466	38,723
Accumulated deficit	(28,234)	(6,235)	(34,469)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	8,044	(3,769)	4,275
Stockholders’ equity attributable to noncontrolling interests	—	70,481	70,481
Total stockholders’ equity	8,044	66,712	74,756
Total liabilities and stockholders’ equity	$71,197	$253,533	$324,730

	June 30, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$1,335	$—	$1,335
Restricted cash	2,330	—	2,330
Real estate investments, net	21,453	(42)	21,411
Notes receivable - related parties	15,827	(15,827)	—
Due from related parties	16,947	(9,272)	7,675
Investments in unconsolidated entities	13,944	(10,698)	3,246
Operating lease - right of use assets	1,189	(974)	215
Prepaid and other assets	2,889	(167)	2,722
Assets of consolidated funds
Cash	—	7,220	7,220
Restricted cash	—	10,527	10,527
Real estate investments, net	—	219,834	219,834
Accounts receivable, net	—	1,700	1,700
Notes receivable - related parties	—	31,657	31,657
Due from related parties	—	4	4
Operating lease - right of use assets	—	8,780	8,780
Prepaid and other assets	—	10,356	10,356
Total assets	$75,914	$253,098	$329,012

Liabilities and Stockholders’ Equity
Notes payable	$54,964	$—	$54,964
Accounts payable and accrued expenses	7,784	—	7,784
Due to related parties	104	(3)	101
Operating lease liabilities	1,363	(1,232)	131
Other liabilities	704	(144)	560
Liabilities of consolidated funds
Notes payable, net	—	147,277	147,277
Notes payable - related parties	—	10,391	10,391
Accounts payable and accrued expenses	—	9,792	9,792
Due to related parties	—	129	129
Operating lease liabilities	—	12,419	12,419
Other liabilities	—	2,852	2,852
Total liabilities	64,919	181,481	246,400

Common stock	21	—	21
Paid-in capital	35,865	3,114	38,979
Accumulated deficit	(24,891)	(6,169)	(31,060)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	10,995	(3,055)	7,940
Stockholders’ equity attributable to noncontrolling interests	—	74,672	74,672
Total stockholders’ equity	10,995	71,617	82,612
Total liabilities and stockholders’ equity	$75,914	$253,098	$329,012

	March 31, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$2,280	$—	$2,280
Restricted cash	2,178	—	2,178
Real estate investments, net	21,493	(42)	21,451
Notes receivable - related parties	11,910	(11,910)	—
Due from related parties	22,241	(14,200)	8,041
Investments in unconsolidated entities	7,828	(4,662)	3,166
Operating lease - right of use assets	1,285	(1,059)	226
Prepaid and other assets	3,767	(137)	3,630
Assets of consolidated funds
Cash	—	8,393	8,393
Restricted cash	—	10,874	10,874
Real estate investments, net	—	219,829	219,829
Accounts receivable, net	—	4,827	4,827
Notes receivable - related parties	—	28,250	28,250
Due from related parties	—	2	2
Operating lease - right of use assets	—	8,775	8,775
Prepaid and other assets	—	9,183	9,183
Total assets	$72,982	$258,123	$331,105

Liabilities and Stockholders’ Equity
Notes payable	$50,956	$—	$50,956
Notes payable - related parties	365	—	365
Accounts payable and accrued expenses	6,990	(1)	6,989
Buyback obligation	12,208	—	12,208
Due to related parties	273	(3)	270
Operating lease liabilities	1,477	(1,341)	136
Other liabilities	854	(112)	742
Liabilities of consolidated funds
Notes payable, net	—	147,361	147,361
Notes payable - related parties	—	11,980	11,980
Accounts payable and accrued expenses	—	11,385	11,385
Due to related parties	—	107	107
Operating lease liabilities	—	12,441	12,441
Other liabilities	—	3,663	3,663
Total liabilities	73,123	185,480	258,603

Common stock	18	—	18
Paid-in capital	31,401	2,409	33,810
Less treasury stock	(12,208)	—	(12,208)
Accumulated deficit	(19,352)	(5,982)	(25,334)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	(141)	(3,573)	(3,714)
Stockholders’ equity attributable to noncontrolling interests	—	76,216	76,216
Total stockholders’ equity	(141)	72,643	72,502
Total liabilities and stockholders’ equity	$72,982	$258,123	$331,105

	December 31, 2022
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$1,921	$—	$1,921
Restricted cash	23	—	23
Real estate investments, net	2,133	(68)	2,065
Notes receivable - related parties	—	—	—
Due from related parties	18,819	(9,173)	9,646
Investments in unconsolidated entities	5,435	(2,279)	3,156
Operating lease - right of use assets	1,411	—	1,411
Prepaid and other assets	5,861	—	5,861
Assets of consolidated funds
Cash	—	5,736	5,736
Restricted cash	—	8,254	8,254
Real estate investments, net	—	196,177	196,177
Accounts receivable, net	—	2,228	2,228
Notes receivable - related parties	—	28,229	28,229
Due from related parties	—	15	15
Operating lease - right of use assets	—	8,769	8,769
Prepaid and other assets	—	5,343	5,343
Total assets	$35,603	$243,231	$278,834

Liabilities and Stockholders’ Equity
Notes payable	$14,653	$—	$14,653
Notes payable - related parties	365	—	365
Accounts payable and accrued expenses	6,374	—	6,374
Buyback obligation	12,391	—	12,391
Due to related parties	208	(37)	171
Operating lease liabilities	1,587	—	1,587
Other liabilities	64	—	64
Liabilities of consolidated funds
Notes payable, net	—	134,256	134,256
Notes payable - related parties	—	6,973	6,973
Accounts payable and accrued expenses	—	9,252	9,252
Due to related parties	—	68	68
Operating lease liabilities	—	12,461	12,461
Other liabilities	—	3,030	3,030
Total liabilities	35,642	166,003	201,645

Common stock	18	—	18
Paid-in capital	30,699	2,409	33,108
Less treasury stock	(13,626)	—	(13,626)
Accumulated deficit	(17,130)	(5,579)	(22,709)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	(39)	(3,170)	(3,209)
Stockholders’ equity attributable to noncontrolling interests	—	80,398	80,398
Total stockholders’ equity	(39)	77,228	77,189
Total liabilities and stockholders’ equity	$35,603	$243,231	$278,834

Liquidity and Capital Resources

At September 30, 2024, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior fiscal periods. At September 30, 2024, the portfolio consists of 211 unsecured notes with an aggregate principal balance of $33.0 million, of which $32.4 million mature within the 12-month period subsequent to November 13, 2024. Each note generally has a 12-month term with an option to extend for an additional 12-month term.

Because the Company incurred operating losses and negative cash flow from operations for the nine months ended September 30, 2024, and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that the Company does not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management considered the impact of these near-term maturities on the Company.

Since the note program began, these notes have demonstrated a high rate of extension of their terms. Subsequent to the issuance of its 2023 10-K, the Company has continued its discussions with various lenders in pursuit of extending or refinancing its unsecured loans. Through September 30, 2024, the rate of extension of the current notes is consistent with or greater than prior reported fiscal periods. Management plans to continue seeking and granting extensions on an ongoing basis consistent with prior reported fiscal periods.

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

In addition, management has implemented various plans to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior fiscal periods, management plans to continue to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect all or part of its $13.3 million in receivables, v) collect all or part of its $19.7 million investments from its managed funds, vi) increase capital raise through continued expansion of fundraising channels, vii) sell or accept investment into its corporate headquarters, viii) place debt on unencumbered assets, and/or ix) generate planned cash from operations.

In the execution of our aforementioned plans, during the nine months ended September 30, 2024, we collected $8.2 million of notes receivable and $2.7 million of accounts receivable. The Company also executed a reduction in force of approximately 10% of its employees in May 2024, with an expected annual saving of compensation and benefits expenses of $4.0 million. The Company has also executed on cost reduction plans with estimated annual savings of $2.5 million.

After consideration of the implemented and planned actions, in particular continuing to renew maturing unsecured corporate notes, there are no assurances that management’s actions will alleviate substantial doubt about the company’s ability to continue as a going concern beyond one year from the date that the consolidated financial statements are issued.

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

Corporate Debt

As of September 30, 2024, we have issued and outstanding unsecured promissory notes of $33.0 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.41%, and maturity dates ranging from January 2024 to April 2026. The purpose of this financing program is to provide the Company with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of Caliber’s funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. Management has historically been successful at extending these note programs and, as a result, continues to expect similar outcomes. This outstanding debt resulted in $1.0 million and $3.0 million of interest expense for the three and nine months ended September 30, 2024, respectively, and $1.2 million and $2.9 million of interest expense for the three and nine months ended September 30, 2023, respectively.
Cash Flows Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and primary drivers of cash flows within the Company’s consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$(199)	$(11,142)	$10,943
Investing activities	(14,364)	(43,955)	29,591
Financing activities	1,026	57,580	(56,554)
Net change in cash and cash equivalents	$(13,537)	$2,483	$(16,020)
The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds (in thousands).

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash used in the Company's operating activities	$(5,078)	$(4,098)	$(980)
Net cash provided by (used in) the consolidated funds' operating activities	4,879	(7,044)	11,923
Net cash used in the Company's operating activities	(199)	(11,142)	10,943
Net cash provided by (used in) the Company's investing activities	6,628	(19,880)	26,508
Net cash used in the consolidated funds' investing activities	(20,992)	(24,075)	3,083
Net cash used in the Company's investing activities	(14,364)	(43,955)	29,591
Net cash (used in) provided by the Company's financing activities	(4,173)	41,627	(45,800)
Net cash provided by the consolidated funds' financing activities	5,199	15,953	(10,754)
Net cash provided by the Company's financing activities	1,026	57,580	(56,554)
Net change in cash and cash equivalents	$(13,537)	$2,483	$(16,020)
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company increased during the nine months ended September 30, 2024 as compared to the same period in 2023. The increase primarily related to increased interest payments related to the Company’s corporate notes during the nine months ended September 30, 2024, as compared to the same period in 2023. Net cash flows provided by operating activities of the consolidated funds increased from the nine months ended September 30, 2024, as compared to net cash flows used in operating activities of the consolidated funds during the same period in 2023. The increase was primarily due to increased interest payments related to the consolidated funds notes payable and the deconsolidation of VIEs.

Investing Activities
Net cash flows provided by investing activities of the Company increased during the nine months ended September 30, 2024 as compared to the net cash flows used in investing activities of the Company for the same period in 2023. The increase primarily relates to an decrease in the acquisition of real estate assets. The decrease in net cash flows used in investing activities of the consolidated funds during the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily due to the deconsolidation of VIEs, offset by a decrease in the acquisition of and investment in real estate assets and an increase in the net proceeds from notes receivable - related parties.
Financing Activities
Net cash flows used in financing activities of the Company increased during the nine months ended September 30, 2024 as compared to the net cash flows provided by financing activities of the Company for the same period in 2023. The increase was primarily due to an decrease of $41.6 million of proceeds on notes payable. The decrease in net cash flows provided by financing activities of the consolidated funds during the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily due to a decrease in contributions from noncontrolling interest holders of $6.4 million during the nine months ended September 30, 2024 as compared to the same period in 2023.

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

Consolidated funds – other revenue

Consolidated funds – other revenue primarily consists of rental revenue of $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2023, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.

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

Interest Rate Risk

As of September 30, 2024, our debt included fixed-rate debt with a fair value and carrying value of $53.6 million and $61.0 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of September 30, 2024, our debt included variable-rate debt with a fair value and carrying value of $22.6 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2024 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.2 million annually.

Credit Risk

Substantially all of the Company’s revenues are generated from the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia. The Company mitigates the associated risk by:
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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2024, the Company issued 17,000 shares of Class A common stock with an aggregate fair value of approximately $12,000 issued under a consulting agreement. The issuance of shares of Class A common stock were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(a)(2) of the Securities Act. A legend restricting the sale, transfer, or other disposition of the shares of restricted Class A common stock other than in compliance with the Securities Act was placed on the shares of restricted Class A common stock issued in the foregoing transaction.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on November 13, 2024.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	November 13, 2024
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	November 13, 2024
Jade Leung

/s/ Jennifer Schrader	President and Vice-Chairperson	November 13, 2024
Jennifer Schrader