Form 10-K
period 2024-12-31
CaliberCos Inc.
filed 2025-03-31
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Class A Common Stock on The Nasdaq Capital Market on June 30, 2024, was approximately $9.2 million.

There were 23,312,373 shares of common stock, comprised of 15,895,959 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock of CaliberCos Inc. as of March 27, 2025.

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

PART I
Item 1. Business
General
Over the past 16 years, Caliber has emerged as a leading real estate asset management firm, with more than $2.9 billion in Managed Assets. Caliber’s business is focused on a singular objective, to make money in all market conditions by managing and developing attractive multi-family residential, hospitality, and multi-tenant industrial assets. Caliber serves financial professionals, family office investors, and high net worth investors, through its real estate fund products focused on generating value growth, income, and tax advantages. Caliber competes in the broad market for alternative investments, a fast-growing segment of the global investment market.
For Multi-Family Residential & Multi-Tenant Industrial assets, Caliber is regionally focused on growth-oriented markets; namely Arizona, Colorado & Texas. For its Hospitality platform, Caliber is investing through the United States with a specific focus on markets that have experience population growth and job growth in the last 5 years.
Our competitive advantage is driven by several elements of the Caliber platform:
1.)The combination of an institutional-grade investment management platform combined with boutique, middle-market fund sizes and real estate projects.
2.)Our in-house shared services group, which offers Caliber greater control over our real estate and visibility to find future investment opportunities
3.)Our in-house fundraising infrastructure, allowing Caliber to serve a broad range of investors and institutions.
Caliber defines middle-market in two ways. The first, by the size of the investments, We typically pursue – projects between $5.0 million and $50.0 million per asset. The second, by the size of the investment funds. We offer, typically $200.0 million for a multi-asset discretionary fund and $5.0 million to $20 million for a syndication. In addition, Caliber is building the Caliber Hospitality Trust (CHT), a middle-market hotel investment company utilizing the UPREIT strategy with expectations that CHT will become a listed company when its assets under management (“AUM”) exceeds $1.0 billion.
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
Asset Management Revenues
•Organizational & Offering (“O&O”) fees include fund set-up fees and are a one-time fee earned during the initial formation, administration, and set-up of fund products we distribute and manage. These fees are recognized at the point in time when the performance under the contract is complete.
•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust (as defined in Note 3 – VIEs), the Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
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
•Real estate development revenues are generally based on two fee-based contracts, which are up to 6% on a combined basis. The first, a real estate development contract that provides for up to 4.0% of the total expected costs of the development and is paid for services performed by Caliber Development, LLC as the principal developer of Caliber projects. These services may include obtaining new entitlements or zoning changes and managing and supervising third-party developers. The second, a construction management contract that provides for up to to 4.0% of the total expected costs of the construction project for services provided managing general contractors with respect to the construction of the properties owned by the funds. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, construction management fee revenue is recognized over time as the performance obligations are satisfied.
•Brokerage fees are earned at a point in time at fixed rates for services performed related to acquisitions, dispositions, leasing, and financing transactions.
Performance Allocations
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
We have $2.9 billion in Managed Assets, which is comprised of AUM and Assets Under Development (“AUD”). We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds but are under contract to purchase. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at December 31, 2024, up through sale, we estimate the Company could earn $89.0 million in performance allocations. As of December 31, 2024, we are actively developing 1,796 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.5 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.1 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing.

We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding, which may not be available. Similarly, there can be no assurance that performance allocations associated with our Managed Assets will be realized because our total costs to complete a project could change. In addition, the price we might obtain upon selling the investment at some point in the future could be different than our projections.
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
As of December 31, 2024, Caliber has $28.6 million invested alongside our Fund Investors in the form of equity positions, short term loans, and receivables. This represents 5.8% of Managed Capital of $492.5 million.
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
Competition
The real estate asset management industry is intensely competitive. We compete primarily on a regional, industry and asset class basis.
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
•Targeted market opportunities. We primarily focus on business and investment-friendly markets that have a long-term trend of population growth and income improvement, in particular focus on Alaska, Arizona, Colorado, Kansas, Texas, and Virginia. We generally avoid engaging in direct competition in over-regulated and saturated markets.
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
•UPREIT Strategies. We intend to utilize the UPREIT structure, starting with CHT, to grow our AUM through tax-efficient asset acquisitions which can be completed primarily in shares in the UPREIT we manage instead of traditional cash debt and equity. We expect to leverage the operating infrastructure of Caliber as an external advisor to the UPREIT entity(s) we manage to avoid duplicating costs of running additional public companies.

•Accretive acquisitions. We plan to evaluate potential accretive acquisition opportunities to further grow our business. These acquisitions could include opportunities to expand our distribution capabilities, product offerings or geographic reach.
Human Capital Management
Caliber is committed to operating according to our core principles:
•Authenticity & Transparency
•Vision & Agility
•Compassion & Service
Our employees are integral to Caliber’s culture and our primary real estate objective, to produce and manage real estate investments that Caliber insiders own and invest in. Our employees adhere to Caliber’s core principles leading to our continued success as an organization. Our professionals have decades of institutional experience in commercial, real estate, capital markets, alternative investments, and mergers and acquisitions. We give our employees the opportunities to develop their skills and encourage them to collaborate to achieve success.
As of December 31, 2024, we had 81 employees. None of our employees are currently covered by a collective bargaining agreement.
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
We believe Caliber offers a differentiated platform for employees to join our business as one of the only boutique, publicly listed real estate asset manages in the United States.
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
Our ability to raise capital from investors in our funds depends on several factors, including many that are outside our control. Investors may downsize their investment allocations to alternative asset managers, including private funds and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our funds could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds’ performance. The financial markets are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control, which could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, changes in regulation, war, terrorism, natural disasters and other factors that are difficult to predict. The markets continue to be affected by inflation in the United States, global health pandemics, the imposition of sanctions and the escalation of hostilities between Russia and Ukraine and the Israel-Hamas conflict. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn or increased volatility, our funds’ investments may lose value and investors may choose to withdraw assets from our funds and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. If economic and market conditions deteriorate, we may be unable to raise sufficient capital to support the investment activities of future funds. If we are unable to successfully raise capital, our revenues and cash flows would be reduced, and our financial condition would be adversely affected.
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

Interest rates remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2020 and 2021. The Federal Reserve raised interest rates by an aggregate of 525 basis points from January 1, 2022 through September 18, 2024. Subsequently, the Federal Reserve decreased the federal funds rate by 50 basis points in September 2024, by 25 basis points in November 2024 and by 25 basis points in December 2024, resulting in a target rate range of 4.25% to 4.50% at December 31, 2024. Additionally, the current geopolitical environment in Europe provides yet another layer of uncertainty around the actions that the Federal Reserve might take. Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Rising interest rates create downward pressure on the price of real estate, increase the cost and reduce the availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 2.9% in December 2024. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 50 basis points in September 2024, by 25 basis points in November 2024 and by 25 basis points in December 2024, resulting in a target rate range of 4.25% to 4.50% at December 31, 2024.For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets. Furthermore, third parties we do business with, such as developers and contractors, are also affected by inflation and the rising costs of goods and services used in their businesses. A significant and continued increase in interest rates and inflation would be expected to have a negative impact on their ability to do business with us, which would affect our profitability.
Changes in trade policies and tariffs imposed by the United States government and the governments of other nations may have a material adverse effect on our business and results of operations.
Effective March 4, 2025, the U.S. administration imposed a 20% tariff on all imports from China, a 25% tariff on all imports from Mexico, and a 25% tariff on most imports from Canada, with a 10% tariff on energy imports. At this time, the overall impact on our business related to these tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, and the effectiveness of our responses in managing these challenges. We cannot predict if, and to what extent, there will be changes to international trade agreements or the resulting impact of any such changes on our business operations. We are closely monitoring this evolving situation and evaluating our responses. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions.

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

We have incurred operating losses and negative operating cash flows for the year ended December 31, 2024, and may incur operating losses and negative cash flows in future periods. In response to these conditions, and the absence of sufficient cash to satisfy the debt obligations referenced below under the risk factor “We have an amount of total liabilities which may be considered significant for a company of our size which could adversely affect our financial condition and our ability to react to changes in our business”, management plans to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect receivables and return investments from our Consolidated Funds, and/or v) increase capital raise through continued expansion of fundraising channels.
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
The Company had individual corporate notes aggregating $32.8 million at December 31, 2024, for which the maturity dates of the majority of these notes are within the 12-month period subsequent to when the financial statements for the year ended December 31, 2024 were issued. We currently do not have sufficient cash on hand to satisfy such obligations.
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
Under applicable generally accepted accounting principles in the United States of America (“U.S. GAAP”), we may be required to consolidate certain of our funds, limited liability companies, partnerships or operating businesses if we determine that these entities are variable interest entities (“VIEs”) and where we determine that the Company is the primary beneficiary of the VIE. The consolidation of such entities could make it difficult for an investor to differentiate the assets, liabilities, and results of operations of the Company apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements. As of December 31, 2024 and 2023, total assets of our consolidated VIEs reflected in our consolidated balance sheets were $53.3 million and $258.4 million, respectively, and as of December 31, 2024 and 2023, total liabilities of our consolidated VIEs reflected in our consolidated balance sheets were $33.1 million and $169.9 million, respectively.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. John C. Loeffler, II, our Chief Executive Officer, and Jennifer Schrader, our President and Chief Operating Officer, own all of our outstanding shares of Class B common stock. Together Mr. Loeffler and Ms. Schrader currently exercise approximately 84.5% voting control over the Company as of December 31, 2024. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our articles of incorporation whether to issue additional common stock and preferred stock, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This control may adversely affect the market price of our Class A common stock.

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
On May 14, 2024, the Company received a notice from Nasdaq notifying the Company that, because the closing bid price for the Company’s Class A common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules. Nasdaq’s notice had no immediate effect on the listing of the Company’s Class A common stock on the Nasdaq Capital Market. The Company was provided an initial compliance period of 180 calendar days, or until November 11, 2024, to regain compliance with the minimum bid price requirement. The Company did not regain compliance with the minimum bid price requirement by November 11, 2024; however, on November 12, 2024, the Company received written notification from Nasdaq granting the Company’s request for a 180-day extension to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s Class A common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 12, 2025.
Our share price has in the past and may in the future fluctuate substantially.
The market price of our Class A common stock has in the past and could in the future be extremely volatile. From the date of our initial public offering in May 2023 to March 3, 2025, the high and low prices of our common stock as quoted on the Nasdaq Capital Market was $13.00 and $0.37, respectively. The future market price of our common stock may be significantly affected by many risk factors listed in this section, and others beyond our control, including:
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
External Assessments
Our cybersecurity policies, standards, processes and practices are regularly assessed by third-party business partners, consultants and cybersecurity information technology consultants.
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
Our Director of Technology has served in various roles in information technology and information security for over 15 years. He holds an undergraduate degree in Computer Science. Our Chief Operating Officer and designated CISO has served in various roles in information technology and information security for over 20 years, including serving as the Chief Information Security Officer and/or Chief Security Officer at other publicly traded technology companies.
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
The CaliberCos Inc. Class A common stock trades on the Nasdaq Capital Market under the symbol “CWD”.
Holders of Record
As of March 27, 2025, there were 1,506 holders of record of our Class A common stock and three holders of record of our Class B common stock. This does not include the number of stockholders that hold shares in “street name” through brokers and other nominees.
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
During the year ended December 31, 2024, the Company issued 204,495 shares of Class A common stock with an aggregate fair value of approximately $0.2 million issued under a consulting agreement. The issuance of shares of Class A common stock were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(a)(2) of the Securities Act. A legend restricting the sale, transfer, or other disposition of the shares of restricted Class A common stock other than in compliance with the Securities Act was placed on the shares of restricted Class A common stock issued in the foregoing transaction.
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
Asset Management Revenues
•Organizational & Offering (“O&O”) fees include fund set-up fees and are a one-time fee earned during the initial formation, administration, and set-up of fund products we distribute and manage. These fees are recognized at the point in time when the performance under the contract is complete.
•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust (as defined in Note 3 – VIEs), the Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
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
•Real estate development revenues are generally based on two fee-based contracts, not to exceed 6%. The first, a real estate development contract that provides for up to 4.0% of the total expected costs of the development and is paid for services performed by Caliber Development, LLC as the principal developer of Caliber projects. These services may include obtaining new entitlements or zoning changes and managing and supervising third-party developers. The second, a construction management contract that provides for up to 4.0% of the total expected costs of the construction project for services provided managing general contractors with respect to the construction of the properties owned by the funds. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, construction management fee revenue is recognized over time as the performance obligations are satisfied.

•Brokerage fees are earned at a point in time at fixed rates for services performed related to acquisitions, dispositions, leasing, and financing transactions.
Performance Allocations
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
Historically, the Company’s operations were organized into three reportable segments: fund management, development, and brokerage. During the year ended December 31, 2023, the Company reevaluated its reportable segments, considering (i) the evolution of the Company after closing its initial public offering and how the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, John C. Loeffler, assesses performance and allocates resources, (ii) changes to the budgeting process and in key personnel driven by the Company’s growth initiatives, and (iii) how management reports ongoing company performance to the Board of Directors. With the evolution and growth of the Company, the Company’s CODM assesses performance and resource allocation on an aggregate basis under the Company’s asset management Platform, and no longer reviews operating results for development or brokerage activity separately. As such, management concluded that the Company operates through one operating segment.
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

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through December 31, 2024 of $742.8 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that Caliber manages throughout the deal cycle will continue to offer an attractive value proposition to investors.
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
Business Environment
Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 2.9% in December 2024. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 50 basis points in September 2024, by 25 basis points in November 2024 and by 25 basis points in December 2024, resulting in a target rate range of 4.25% to 4.50% at December 31, 2024. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for Caliber’s funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to Caliber’s early years of operations. In both a buyer’s market and a stressed or distressed market, Caliber expects its business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows Caliber to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

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
Results of Operations
Comparison of the Consolidated Results of Operations for the Years Ended December 31, 2024 and 2023
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation certain funds. In particular, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries, Elliot, DT Mesa, and Caliber Fixed Income Fund III, during the year ended

December 31, 2024. The following table and discussion provide insight into our consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$16,879	$10,571	$6,308	59.7%
Performance allocations	358	3,639	(3,281)	(90.2)%
Consolidated funds – hospitality revenues	26,476	68,905	(42,429)	(61.6)%
Consolidated funds – other revenues	7,406	7,822	(416)	(5.3)%
Total revenues	51,119	90,937	(39,818)	(43.8)%

Expenses
Operating costs	23,939	21,311	2,628	12.3%
General and administrative	6,776	6,770	6	0.1%
Marketing and advertising	751	1,052	(301)	(28.6)%
Depreciation and amortization	593	550	43	7.8%
Consolidated funds – hospitality expenses	26,503	80,669	(54,166)	(67.1)%
Consolidated funds – other expenses	5,870	9,162	(3,292)	(35.9)%
Total expenses	64,432	119,514	(55,082)	(46.1)%

Consolidated funds - gain on sale of real estate investments	—	4,976	(4,976)	(100.0)%

Other (loss) income, net	(3,093)	374	(3,467)	(927.0)%
Interest income	360	350	10	2.9%
Interest expense	(5,424)	(4,717)	(707)	15.0%
Net loss before income taxes	(21,470)	(27,594)	6,124	(22.2)%
Benefit from income taxes	—	—	—	0.0%
Net loss	(21,470)	(27,594)	6,124	(22.2)%
Net loss attributable to noncontrolling interests	(1,693)	(14,891)	13,198	(88.6)%
Net loss attributable to CaliberCos Inc.	$(19,777)	$(12,703)	$(7,074)	55.7%
For the years ended December 31, 2024 and 2023, total revenues were $51.1 million and $90.9 million, respectively, representing a period-over-period decrease of 43.8%. This decrease was primarily due to a decrease in consolidated fund revenues as a result of the deconsolidation of Caliber Hospitality, LP and Caliber Hospitality Trust in March 2024. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, Platform segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the years ended December 31, 2024 and 2023, total expenses were $64.4 million and $119.5 million, respectively, representing a period-over-period decrease of 46.1%. The decrease was primarily due to a decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality, LP and Caliber Hospitality Trust in March 2024.
For the year ended December 31, 2023, consolidated funds – gain on sale of real estate investments includes the $5.0 million gain recognized on the sale of Northsight Crossing, a commercial property with a cost basis of $21.7 million. There were no real estate sales during the year ended December 31, 2024.

Comparison of the Platform (Unconsolidated) Results of Operations for the Years Ended December 31, 2024 and 2023
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the years ended December 31, 2024 and 2023 (in thousands).

	Years Ended December 31,
	2024	2023	$ Change	% Change
Revenues
Asset management revenues	$20,563	$16,982	$3,581	21.1%
Performance allocations	379	3,656	(3,277)	(89.6)%
Total revenues	20,942	20,638	304	1.5%

Expenses
Operating costs	24,904	21,808	$3,096	14.2%
General and administrative	6,817	6,807	10	0.1%
Marketing and advertising	751	1,053	(302)	(28.7)%
Depreciation and amortization	598	551	47	8.5%
Total expenses	33,070	30,219	2,851	9.4%

Other income (loss), net	(2,654)	649	$(3,303)	(508.9)%
Interest income	559	1,863	(1,304)	(70.0)%
Interest expense	(5,424)	(4,716)	(708)	15.0%
Net (loss) income before income taxes	(19,647)	(11,785)	(7,862)	66.7%
Provision for income taxes	—	—	—	0.0%
Net (loss) income	$(19,647)	$(11,785)	$(7,862)	66.7%
For the years ended December 31, 2024 and 2023, total revenues were $20.9 million and $20.6 million, respectively, representing a period-over-period increase of 1.5%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the year ended December 31, 2024, to the revenues earned for the same period in 2023.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Fund management fees	12,318	10,120	2,198	21.7%
Financing fees	650	629	21	3.3%
Development and construction fees	6,751	4,984	1,767	35.5%
Brokerage fees	844	1,249	(405)	(32.4)%
Total asset management	20,563	16,982	3,581	21.1%
Performance allocations	379	3,656	(3,277)	(89.6)%
Total Platform revenue	$20,942	$20,638	$304	1.5%
The increase in fund management fees is primarily due to an increase in capital raise fees and increase of managed capital and fees earned from the Caliber Hospitality Trust related to the acquisition of one hotel property. Fund management fees were based on 1.0% and 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.
The decrease in performance allocations is due to the carried interest earned related to the contribution of the hospitality assets to Caliber Hospitality, LP in March 2023.
For the years ended December 31, 2024 and 2023, total expenses were $33.1 million and $30.2 million, respectively, representing a period-over-period increase of 9.4%. The increase was primarily due to an increase in bad debt expense, partiallky offset by a decrease in operating costs related to payroll and payroll related expenses.
Other loss, net was $2.7 million for the year ended December 31, 2024, as compared to $0.6 million for the year ended December 31, 2023. The decrease is primarily due to an increase in rental and reimbursement revenue from space leased at the Company’s corporate headquarters offset by a one-time impairment charge related to certain investments.
For the years ended December 31, 2024 and 2023, interest expense was $5.4 million and $4.7 million, respectively. The increase was primarily due to an increase in short-term operating loans outstanding during the year ended December 31, 2024, as compared to the same period in 2023.
Balance Sheets - Platform (Unconsolidated)
The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform for the years ended December 31, 2024 and 2023. Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	December 31, 2024	December 31, 2023
(in thousands)
Assets
Cash	$1,766	$940
Restricted cash	2,582	2,569
Real estate investments, net(1)	21,782	21,571
Notes receivable - related parties	230	8,510
Due from related parties	11,143	15,424
Investments in unconsolidated entities	16,061	18,377
Operating lease - right of use assets	4,042	4,348
Prepaid and other assets	(529)	2,972
Total assets	$57,077	$74,711

Liabilities
Notes payable, net	$50,450	$53,799
Accounts payable and accrued expenses	9,580	8,886
Due to related parties	313	288
Operating lease liabilities	4,360	4,525
Other liabilities	818	557
Total liabilities	65,521	68,055

Stockholders’ (Deficit) Equity
Common stock	23	22
Paid-in capital	41,530	36,966
Accumulated deficit	(49,997)	(30,332)
Total stockholders’ (deficit) equity	(8,444)	6,656
Total liabilities and stockholders’ (deficit) equity	$57,077	$74,711
(1) Included in this balance is the Company’s corporate headquarters office building which had a $22.6 million fair value as of the year ended December 31, 2024.
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
ii.Fair Value (“FV”) AUM – we define this is as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of December 31, 2024, we had total FV AUM of approximately $794.9 million.
Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital
The table below summarizes the activity of managed capital for the years ended December 31, 2024 and 2023 (in thousands):

Managed Capital
Balances as of December 31, 2022	$383,189
Originations	74,857
Return of capital	(22,962)
Other(1)	2,541
Balances as of December 31, 2023	437,625
Originations	68,959
Return of capital	(14,042)
Balances as of December 31, 2024	$492,542
___________________________________________
(1)Other represents the inclusion of an investment of one of our funds upon the completion of an equity swap during the year ended December 31, 2023.

The following table summarizes managed capital for our investment fund portfolios as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Real Estate
Hospitality	$49,260	$43,660
Caliber Hospitality Trust (1)	97,414	70,747
Residential	96,687	74,224
Commercial	170,858	155,004
Total Real Estate (2)	414,219	343,635
Credit (3)	72,351	84,588
Other (4)	5,972	9,402
Total	$492,542	$437,625
___________________________________________
(1)The Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
(2)Beginning during the year ended December 31, 2023, the Company includes capital raised from investors in CaliberCos Inc. through corporate note issuances that was further invested in our funds in Managed Capital. As of December 31, 2024 and 2023, the Company had invested $20.4 million and $18.3 million, respectively, in our funds.
(3)Credit managed capital represents loans made to Caliber’s investment funds by the Company and our diversified credit fund. As of December 31, 2024 and 2023, the Company had loaned $0.4 million and $8.5 million to our funds.
(4)Other managed capital represents undeployed capital held in our diversified funds.
Managed capital for our hospitality funds increased by $5.6 million during the year ended December 31, 2024, due to a $5.7 million related party note receivable bearing 12.0 % interest, issued to Caliber Hospitality Trust.
Managed capital for the Caliber Hospitality trust increased by $26.7 million during the year ended December 31, 2024, primarily due to the issuance of $9.6 million of Caliber Hospitality, LP operating partnership units in exchange for the contribution of a hotel from L.T.D. on March 7, 2024 and $17.1 million of investments in Caliber Hospitality Trusts’ non-voting preferred stock.
Managed capital for our residential investment funds increased by $22.5 million during the year ended December 31, 2024: representing (i) $9.6 million in capital raised into our residential assets offset by $8.3 million of capital returns, and (ii) $21.2 million contributed by our diversified funds.
Managed capital for our commercial investment funds increased by $15.9 million during the year ended December 31, 2024, representing: (i) $11.0 million in capital raised into our commercial assets offset by $3.2 million of capital returns, and (ii) $10.6 million contributed by our diversified funds offset by $2.5 million return of capital. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.
During the year ended December 31, 2024, our diversified funds deployed $12.9 million into our various real estate investments, which was offset by $25.2 million of repayments of outstanding notes receivable.
As of December 31, 2024, other managed capital decreased $3.4 million, due to a decrease in funds not yet deployed and pursuit costs.

FV AUM
Our fair value AUM decreased primarily due to asset sales, partially offset by asset purchases. The table below details the activities that had an impact on our FV AUM, during the years ended December 31, 2024 and 2023 (in thousands).

Balances as of December 31, 2022	$745,514
Assets acquired (1)	29,384
Construction and net market appreciation	9,129
Assets sold or disposed (2)	(52,710)
Credit (3)	9,822
Other (4)	51
Balances as of December 31, 2023	741,190
CHT contribution	29,900
Assets acquired (1)	34,590
Construction and net market appreciation	40,675
Assets sold or disposed (2)	(35,765)
Credit (3)	(12,237)
Other (4)	(3,430)
Balances as of December 31, 2024	$794,923
The following table summarizes FV AUM of our investment fund portfolios as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Real Estate
Hospitality	$68,500	$67,200
Caliber Hospitality Trust	236,800	201,600
Residential	161,700	138,000
Commercial	249,600	240,400
Total Real Estate	716,600	647,200
Credit (3)	72,351	84,588
Other (4)	5,972	9,402
Total	$794,923	$741,190
___________________________________________
(1)Assets acquired during the year ended December 31, 2024 include West Ridge, a 133 acre mixed-use land development in Colorado and Canyon, an office building conversion to multi-family residential. Assets acquired during the year ended December 31, 2023 include one development asset in Colorado, our headquarters office building, and two multi-family residential assets in Arizona.
(2)Assets sold during the year ended December 31, 2024 include a commercial asset, lot sales related to two development assets in Colorado, and one home from our residential fund. Assets sold during the year ended December 31, 2023 include lot sales related to a development asset in Colorado, one development asset in Colorado, nine homes from our residential fund, and one commercial asset in Arizona.
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
Platform Adjusted EBITDA
Platform Adjusted EBITDA represents the Company’s Distributable Earnings adjusted for interest expense, the share repurchase costs related to the Company’s Buyback Program, other income (expense), and provision for income taxes on a basis that deconsolidates our consolidated funds (intercompany eliminations), and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to the Platform and is consistent with performance models and analysis used by management.

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
The following table presents a reconciliation of net loss attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Platform Adjusted EBITDA, and Consolidated Adjusted EBITDA for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Net loss attributable to CaliberCos Inc.	$(19,777)	$(12,703)
Net loss attributable to noncontrolling interests	(1,693)	(14,891)
Net loss	(21,470)	(27,594)
Provision for income taxes	—	—
Net loss before income taxes	(21,470)	(27,594)
Depreciation and amortization	598	551
Consolidated funds’ impact on fee-related earnings	1,185	14,020
Stock-based compensation	2,378	3,726
Severance	244	19
Performance allocations	(358)	(3,639)
Other income, net	(1,211)	(374)
Notes receivable impairment	4,304	—
Bad debt expense	4,079	—
Interest expense, net	4,865	4,367
Fee-Related Earnings	(5,386)	(8,924)
Performance allocations	358	3,639
Interest expense, net	(4,865)	(4,367)
Provision for income taxes	—	—
Distributable Earnings	(9,893)	(9,652)
Interest expense	5,424	4,717
Share buy-back	—	183
Other income, net	1,211	374
Provision for income taxes	—	—
Loss on CRAF Investment	—	1,339
Consolidated funds’ impact on Caliber Adjusted EBITDA	548	1,788
Platform Adjusted EBITDA Loss	(2,710)	(1,251)
Consolidated funds' EBITDA Adjustments	9,694	11,419
Consolidated Adjusted EBITDA	$6,984	$10,168
The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable GAAP measure for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$20,563	$(3,684)	$16,879
Performance allocations	379	(21)	358
Consolidated funds – hospitality revenue	—	26,476	26,476
Consolidated funds – other revenue	—	7,406	7,406
Total revenues	20,942	30,177	51,119

Expenses
Operating costs	7,136	(964)	6,172
Payroll and payroll related costs	17,768	(1)	17,767
General and administrative	6,817	(41)	6,776
Marketing and advertising	751	—	751
Depreciation and amortization	598	(5)	593
Consolidated funds – hospitality expenses	—	26,503	26,503
Consolidated funds – other expenses	—	5,870	5,870
Total expenses	33,070	31,362	64,432

Other income (loss), net	(2,654)	(439)	(3,093)
Interest income	559	(199)	360
Interest expense	(5,424)	—	(5,424)
Net loss before income taxes	(19,647)	(1,823)	(21,470)
Provision for income taxes	—	—	—
Net loss	(19,647)	(1,823)	(21,470)
Net loss attributable to noncontrolling interests	—	(1,693)	(1,693)
Net loss attributable to CaliberCos Inc.	$(19,647)	$(130)	$(19,777)

	Year Ended December 31, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$16,982	$(6,411)	$10,571
Performance allocations	3,656	(17)	3,639
Consolidated funds – hospitality revenue	—	68,905	68,905
Consolidated funds – other revenue	—	7,822	7,822
Total revenues	20,638	70,299	90,937

Expenses
Operating costs	2,387	(497)	1,890
Payroll and payroll related costs	19,421	—	19,421
General and administrative	6,807	(37)	6,770
Marketing and advertising	1,053	(1)	1,052
Depreciation and amortization	551	(1)	550
Consolidated funds – hospitality expenses	—	80,669	80,669
Consolidated funds – other expenses	—	9,162	9,162
Total expenses	30,219	89,295	119,514

Consolidated funds – gain on sale of real estate investments	—	4,976	4,976

Other income, net	649	(275)	374
Interest income	1,863	(1,513)	350
Interest expense	(4,716)	(1)	(4,717)
Net loss before income taxes	(11,785)	(15,809)	(27,594)
Provision for income taxes	—	—	—
Net loss	(11,785)	(15,809)	(27,594)
Net loss attributable to noncontrolling interests	—	(14,891)	(14,891)
Net loss attributable to CaliberCos Inc.	$(11,785)	$(918)	$(12,703)
Liquidity and Capital Resources
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At December 31, 2024, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At December 31, 2024, the portfolio consisted of 202 unsecured notes with an aggregate principal balance of $32.8 million. As of March 31, 2025, $26.6 million of the corporate notes have matured or will mature within the 12-month period subsequent to March 31, 2025. Each note generally has a 12-month period with an option to extend for an additional 12-months.

Because the Company incurred operating losses and negative cash flow from operations and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that the Company does not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

To satisfy the maturity of these corporate notes, the Company intends to raise $20 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2024, and refinance existing 12-month term notes into a new 36-month term corporate note program. From the balance sheet date through March 31, 2025, the Company has successfully refinanced $2.7 million of 12-month term corporate notes into the 36-month term corporate note program.

In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior fiscal periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $7.7 million in receivables, iii) collect all or part of its $16.1 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.

After consideration of the implemented and planned actions, management concluded these plans are not within the Company’s control and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
Corporate Debt
As of December 31, 2024, we have issued and outstanding unsecured promissory notes of $32.8 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.30%, and maturity dates ranging from April 2023 to December 2027. The purpose of this financing program is to provide us with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of our funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. Management has historically been successful at extending these note programs and, as a result, continues to expect similar outcomes. This outstanding debt resulted in $4.0 million of interest expense for each of the years ended December 31, 2024 and 2023.
Cash Flows Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and primary drivers of cash flows within the Company’s consolidated statements of cash flows (in thousands).

	Years Ended December 31,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$555	$(18,720)	$19,275
Investing activities	(19,629)	(5,364)	(14,265)
Financing activities	6,331	25,790	(19,459)
Net change in cash and cash equivalents	$(12,743)	$1,706	$(14,449)

The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds (in thousands).

	Years Ended December 31,
	2024	2023	$ Change
Net cash used in the Company's operating activities	$(4,626)	$(7,153)	$2,527
Net cash provided by (used in) the consolidated funds' operating activities	5,181	(11,567)	16,748
Net cash provided by (used in) the Company's operating activities	555	(18,720)	19,275
Net cash provided by (used in) the Company's investing activities	4,911	(3,487)	8,398
Net cash used in the consolidated funds' investing activities	(24,540)	(1,877)	(22,663)
Net cash used in the Company's investing activities	(19,629)	(5,364)	(14,265)
Net cash (used in) provided by the Company's financing activities	(1,217)	24,706	(25,923)
Net cash provided by the consolidated funds' financing activities	7,548	1,084	6,464
Net cash provided by the Company's financing activities	6,331	25,790	(19,459)
Net change in cash and cash equivalents	$(12,743)	$1,706	$(14,449)
Operating Activities

Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company during the year ended December 31, 2024 remained relatively consistent as compared to the same period in 2023. The increase in net cash flows provided by operating activities of the consolidated funds during the year ended December 31, 2024, as compared to the net cash flows used in operating activities during the same period in 2023, was primarily due to decreased interest payments related to the consolidated funds notes payable.
Investing Activities
The increase in net cash flows provided by investing activities of the Company for the year ended December 31, 2024, as compared to net cash flows used in investing activities of the Company the same period in 2023, primarily relates to payments received on related party notes receivable and a decrease in the acquisition of real estate assets. The increase in net cash flows used in investing activities of the consolidated funds is primarily due to a decrease sales proceeds from the sale of real estate assets and the net impact of the consolidation and deconsolidation of VIEs, offset by an increase in the payments received on related party notes receivable, a decrease in investments in real estate assets and a decrease in the acquisition of real estate assets.
Financing Activities
The increase in net cash flows used in financing activities of the Company for the year ended December 31, 2024, as compared to the net cash flows provided by in the same period in 2023, was primarily due to a decrease of $26.0 million of net proceeds on notes payable. The increase in net cash flows provided by financing activities of the consolidated funds is primarily due to a decrease in redemptions and distributions to noncontrolling interest holders of $13.2 million, offset by a decrease in contributions to noncontrolling interest holders of $9.5 million.

Critical Accounting Policies and Estimates
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

Accounting Policies and Estimates of the Company
We believe the following critical accounting policies affect the Company’s more significant estimates and judgements used in the preparation of our consolidated financial statements.
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
Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust (as defined in Note 3 – VIEs), the Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.
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
Accounting Policies and Estimates of Consolidated Funds
We believe the following critical accounting policies affect the consolidated funds’ more significant estimates and judgements used in the preparation of our consolidated financial statements.
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
Consolidated funds – other revenue
Consolidated funds – other revenue primarily consists of interest income of $5.9 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively, which is generated by a consolidated fund’s lending activity. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
In addition, consolidated funds - other revenue includes rental revenue of $1.4 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.
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
Interest Rate Risk
As of December 31, 2024, our debt included fixed-rate debt with a fair value and carrying value of $57.9 million and $62.1 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.
As of December 31, 2024, our debt included variable-rate debt with a fair value and carrying value of $18.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their

December 31, 2024 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.2 million annually.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
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

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) Trading Plans
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule "10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information Concerning the Board of Directors
The following table sets forth the names and ages of our director nominees:

Name	Age	Title
John C. “Chris” Loeffler, II	40	Chief Executive Officer and Chairman of the Board
Jennifer Schrader	43	President and Vice-Chairperson
William J. Gerber	67	Director
Michael Trzupek	54	Director
Daniel P. Hansen	55	Director
Lawrence Taylor	60	Director

Listed below are our directors’ biographies.

John C. “Chris” Loeffler, II. Mr. Loeffler has served as the Chief Executive Officer and Chairman of Caliber’s Board of Directors since its inception. As Chief Executive Officer, Mr. Loeffler directs and executes the global strategy, oversees investments and fund management, and contributes to private and public capital formation. As a co-founder Mr. Loeffler took an early role in forming the Company’s financial and operational infrastructure and navigating the vertical integration of all real estate and investment services. Prior to forming Caliber, Mr. Loeffler was in the audit and assurance practice for PwC in Phoenix, Arizona, completing public company audits, developing control systems, and completing several acquisition or sale transactions. Mr. Loeffler earned a Bachelor of Science degree in Business Administration with a concentration in Accounting from California Polytechnic State University, San Luis Obispo. Mr. Loeffler also attended Universidad Complutense de Madrid (University of Madrid) in Madrid, Spain. In addition, Mr. Loeffler is a Board Director for Zennihome Holdings, Inc., a technology-forward manufacturer of stackable housing units. We believe that Mr. Loeffler’s extensive knowledge of Caliber’s business and his extensive corporate and leadership experience as a co- founder of Caliber and its Chief Executive Officer qualify him to serve on our Board of Directors.

Jennifer Schrader. Ms. Schrader has served as the President and Chief Operating Officer and as Vice-Chairperson and director of Caliber since its inception. Since co-founding Caliber in 2009, Ms. Schrader has overseen the acquisition, design, repositioning, and disposition of over $600 million in assets to date. In addition, she leads the Company’s daily operations, inclusive of Caliber’s asset management activities, focusing on the execution of each investment’s business plan over the asset’s full lifecycle. Prior to forming Caliber, Ms. Schrader was the Managing Partner of First United Equites, LLC, a Michigan business focused on acquiring, renovating and selling homes for profit. Ms. Schrader serves as Chair of the Caliber Foundation, which was launched in 2021, and on the Colangelo College of Business Advisory Board for Grand Canyon University in Phoenix, Arizona. Ms. Schrader attended Lawrence Technological University in Michigan where she studied architecture and interior architecture. She holds a Real Estate Broker’s license from the Arizona School of Real Estate and Business. We believe that Ms. Schrader’s extensive knowledge of Caliber’s business and her extensive corporate and leadership experience as a co-founder of Caliber and its President qualify her to serve on our Board of Directors.

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

Board Leadership Structure and Risk Oversight

Our Board of Directors does not have a policy on whether or not the role of the Chief Executive Officer and Chairman should be separate or, if it is to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, we operate with Mr. Loeffler serving as our Chairman and our Chief Executive Officer. We currently believe that Mr. Loeffler serving in both capacities best serves the Company and suits the talents, expertise and experience that Mr. Loeffler brings to the Company.

The Board of Directors as a whole is responsible for consideration and oversight of the risks we face and is responsible for ensuring that material risks are identified and managed appropriately. Certain risks are overseen by committees of the Board of Directors and these committees make reports to the full Board of Directors, including reports on noteworthy risk-management issues. Members of the Company’s senior management team regularly report to the full Board about their areas of responsibility and a component of these reports is the risks within their areas of responsibility and the steps management has taken to monitor and control such exposures. Additional review or reporting on risks is conducted as needed or as requested by the Board or one of its committees.

Board Independence

We are listed on the Nasdaq Capital Market (“NASDAQ”) and accordingly, we have applied NASDAQ listing standards in determining the “independence” of the members of our Board of Directors. In addition, we are subject to the rules of the SEC and NASDAQ relating to the membership, qualifications, and operations of the Audit Committee, as discussed below. The Nominating and Corporate Governance Committee also evaluates the composition of the Board as a whole and each of its committees to ensure the Company’s on-going compliance with NASDAQ independence standards. Based on the NASDAQ listing standards and SEC rules and after reviewing the relationships with members of our Board, our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has determined that each of William J. Gerber, Michael Trzupek, Daniel P. Hansen, and Lawrence Taylor qualifies as an independent director.

While the Company is a “controlled company” as defined under the NASDAQ rules and thus is entitled to an exemption from the majority independence rule, the Company has not elected this exemption for its 2025 election of directors but reserves the right to claim this exemption in the future.

Director Compensation

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Stock Awards ($)	Total ($)
William J. Gerber	$75,000	$47,072	$—	$122,072
Michael Trzupek	$75,000	$47,072	$—	$122,072
Daniel P. Hansen	$75,000	$47,072	$—	$122,072
Lawrence Taylor	$75,000	$50,937	$—	$125,937

(1) The amounts listed in this column represent the retainer paid to each director for their service on the board and any committees on which they served during 2024.
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

For 2024, our non-employee director annual compensation consisted of $75,000 in cash.

During fiscal 2024, our Board held four meetings and the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee each held four meetings. During the period for which a person served as a director, each director attended at least 75% of the aggregate of the total number of meetings held by the Board of Directors and the total number of meetings held by those committees of the Board of Directors on which such director served.

The Company’s policy is to encourage, but not require, Board members to attend annual stockholder meetings.

Committees and Membership

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of the rules of NASDAQ Rule 5605(a)(2) and all applicable SEC rules and regulations. Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Each committee charter is available on our website at caliberco.com under the heading “Investments - Public Investors” (https://

ir.caliberco.com/corporate-governance/governance-documents). The members of the committees and a description of the principal responsibilities of each committee are described below.

Audit Committee

Our Audit Committee consists of William J. Gerber, Daniel P. Hansen, and Michael Trzupek, who are independent pursuant to the Direction Independence Standards of NASDAQ and SEC rules and regulations applicable to audit committees. Our Board of Directors has determined that each William J. Gerber, Daniel P. Hansen, and Michael Trzupek satisfies the independence requirements under NASDAQ listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our Audit Committee is Mr. Trzupek, whom our Board of Directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The principal duties and responsibilities of our Audit Committee include, among other things:

•appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•reviewing quarterly earnings releases.

The Audit Committee Charter is available on our website (https://ir.caliberco.com/corporate-governance/governance-documents).

Compensation Committee

Our Compensation Committee consists of William J. Gerber, Daniel P. Hansen, and Michael Trzupek. The chair of our Compensation Committee is Mr. Hansen. Each member of our Compensation Committee is independent under NASDAQ listing standards.

The principal duties and responsibilities of our compensation committee include, among other things:

•evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation: (i) recommending to the board of directors the cash compensation of our Chief Executive Officer, and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;
•reviewing and recommending to the board of directors the cash compensation of our other executive officers;
•reviewing and establishing our overall management compensation, philosophy, and policy;
•overseeing and administering our compensation and similar plans;
•reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters and evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable NASDAQ rules;
•retaining and approving the compensation of any compensation advisors;

•reviewing and approving our policies and procedures for the grant of equity-based awards;
•reviewing and recommending to the board of directors the compensation of our directors; and
•preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement.

None of the members of our Compensation Committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. The Compensation Committee Charter is available on our website (https://ir.caliberco.com/corporate-governance/governance-documents).

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of William J. Gerber, Daniel P. Hansen, and Michael Trzupek. The chair of our Nominating and Corporate Governance Committee is Mr. Gerber. Each member of our Nominating and Corporate Governance Committee independent under NASDAQ listing standards.

The Nominating and Corporate Governance Committee’s responsibilities include, among other things:

•developing and recommending to the board of directors’ criteria for board and committee membership;
•establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•identifying individuals qualified to become members of the board of directors;
•recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•reviewing and recommending to the board of directors’ appropriate corporate governance guidelines; and
•overseeing the evaluation of our board of directors.

The Nominating and Corporate Governance Committee Charter is available on our website (https://ir.caliberco.com/corporate-governance/governance-documents).

The Director Nomination Process

The Nominating and Corporate Governance Committee considers nominees from all sources, including stockholders. The Nominating and Corporate Governance Committee has the authority to lead the search for individuals qualified to become members of the Company’s Board of Directors and to select or recommend to the Board of Directors director nominees to be presented for stockholder approval. The Nominating and Corporate Governance Committee may use its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm.

Our Nominating and Corporate Governance Committee nominates individuals to our Board of Directors based on a variety of factors, including the criteria set forth below. Nominees to our Board of Directors are expected to possess fundamental qualities of intelligence, integrity, ethics, and accountability; have proven achievements and competence in their fields; and have a background that demonstrates an understanding of business, real estate, and financial affairs. Nominees must be willing and able to spend the time required to effectively fulfill duties as a director, collaborate with other directors and the executives of the Company. Members of our Board of Directors are expected to be committed to the success of the Company, to think critically and independently, and to be willing to communicate in a constructive manner. Directors are selected on the basis of qualifications and experience. Other factors in the selection process may include expertise; business experience; knowledge regarding real estate, finance, marketing, financial reporting, cybersecurity, or management. A nominee’s ability to meet the independence criteria established by the NASDAQ or NYSE is also a factor in the selection process. The Nominating and Corporate Governance Committee will consider candidates for the Board of Directors that are recommended by stockholders so long as the recommendations comply with our Third Amended and Restated Certificate of Incorporation; our Amended and Restated Bylaws; and applicable laws, rules, and regulations, including those promulgated by the SEC. The Nominating and Corporate Governance Committee will evaluate such recommendations in accordance with the Third Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, Corporate Governance Guidelines, and with the nominee criteria described above.

Stockholder Communications

Any stockholder who desires to contact any of our directors can write to CaliberCos Inc., 8901 E. Mountain View Rd. Ste. 150, Scottsdale, Arizona 85258, Attention: Corporate Secretary. Your letter should include the following information: (i) if you are a security holder, a statement of the type and number of Company securities you hold; (ii) if you are not a security holder and are submitting the communication to the non-management directors as an interested party, the nature of your interest in the Company; (iii) any special interest, meaning an interest not in the capacity as a securityholder of the Company, of the person in the subject matter of the communication; (iv) and your address, telephone number and e-mail address, if any. All communications will be reviewed by our Corporate Secretary and, if appropriate, directed to the appropriate member(s) of the Board.

Code of Conduct and Code of Ethics

We have adopted a written Code of Conduct and a Code of Ethics each of which applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. Current copies of the codes are posted on the Corporate Governance section of our website, located at https://ir.caliberco.com/corporate-governance/governance-documents. If we make any substantive amendments to, or grant any waivers from, the Code of Conduct and the Code of Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Upon written request to our Corporate Secretary, CaliberCos Inc. 8901 E. Mountain View Rd. Ste. 150, Scottsdale, Arizona 85258, we will provide you with a copy of our Code of Conduct and/or our Code of Ethics, without cost.

Short Sale and Hedging and Pledging Policies

Our Amended and Restated Insider Trading Policy applies to our directors, officers, employees, and family members who reside in the household of each person. The policy prohibits directors, officers, employees, and family members who reside in the household of each person, from engaging in short sales, derivatives trading or hedging involving the Company’s securities or pledging or margining the Company’s Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2024, except Ignacio Martinez, who filed one late Form 3 and one late Form 4; Michael Trzupek, Jennifer Schrader and Jade Leung, each of whom filed one late Form 4; and John C. Loeffler II, who filed two late Form 4s.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended December 31, 2024.

Information Concerning Executive Officers

The following table sets forth the names, ages and titles of our executive officers:

Name	Age	Title
John C. “Chris” Loeffler, II	40	Chief Executive Officer and Chairman of the Board
Jennifer Schrader	43	President & Chief Operating Officer and Vice-Chairperson
Jade Leung	51	Chief Financial Officer
Roy Bade	62	Chief Development Officer
Ignacio Martinez	57	Chief Operating Officer

Information about John C. Loeffler, II our Chief Executive Officer, and Jennifer Schrader, our President, is set forth above under “PROPOSAL 1 Election of Directors - Nominees”.

Jade Leung. Mr. Leung has served as Caliber’s Chief Financial Officer and corporate secretary since April 2017. As Chief Financial Officer, Mr. Leung oversees all aspects of accounting and controllership, financial planning and analysis, tax, financial reporting, and treasury functions at Caliber. Before being named Chief Financial Officer, Mr. Leung served as Caliber’s Vice

President of Finance and was responsible for managing and streamlining the Company’s accounting and compliance functions across all divisions and functions. In August 2016, he was also named the Chief Compliance Officer for the Company’s Arizona issuer-dealer, Caliber Securities, LLC, which established a new revenue stream for the Caliber group of companies. Prior to joining Caliber, Mr. Leung spent 12 years with PwC where he managed audit and accounting advisory services for some of PwC’s largest Fortune 500 companies in the United States, Canada, and Japan. Notably, Mr. Leung participated in over $1 billion of public market transactions and financing arrangements. Mr. Leung earned an accounting degree from Ryerson University and a Bachelor of Arts degree in Psychology from the University of British Columbia and holds an active CPA license in the states of Arizona and Maine.

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

Ignacio Martinez. Mr. Martinez has served as the Chief Operating Officer of the Company since April, 1 2024. Prior to serving as Chief Operating Officer, Mr. Martinez was the Senior Vice President of Operations since he joined the Company in June 2023. Prior to joining Caliber, Mr. Martinez had served as Senior Vice President of Security, Risk and Compliance for Smartsheet (NYSE: SMAR), an enterprise Software as a Service (SaaS) work management platform since July 2017, where he played a key role in helping to build and scale the business in preparation for its initial public offering. Mr. Martinez holds a degree in business from New Mexico State University.

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

Item 11. Executive Compensation
Compensation of Named Executive Officers

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2024 and 2023. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)		Stock Awards(2) ($)	Option Awards ($)	Incentive Plan Compensation ($)	All Other Compensation(3) ($)	Total ($)
John C. “Chris” Loeffler, II	2024	$490,000	$10,000		$326,087	$—	$—	$63,177	$889,264
Chief Executive Officer and Chairman of the Board	2023	490,000	42,500		397,493	—	—	28,025	958,018
Jennifer Schrader	2024	450,000	10,000		326,087	—	—	83,378	869,465
President & Chief Operating Officer and Vice-Chairperson	2023	450,000	42,500		397,493	—	—	9,900	899,893
Jade Leung	2024	375,000	20,000	253,623	253,623	—	—	13,800	662,423
Chief Financial Officer	2023	375,000	219,175		311,360	—	—	8,250	913,785
Roy Bade	2024	350,000	220,000		163,043	—	—	10,300	743,343
Chief Development Officer	2023	350,000	315,344		358,999	—	—	6,750	1,031,093
Ignacio Martinez	2024	325,000	20,000		431,159	—	—	—	776,159
Chief Operating Officer
(1) The amounts reported in this column reflect cash bonus payments made in the respective year for performance.
(2) The amounts reported in this column reflect restricted stock units awarded in the respective year for performance.
(3) The amounts reported in this column represent employer 401(k) contributions. Mr. Loeffler’s and Ms. Schrader’s other compensation includes loan guarantee fees of $70,952 and $69,578, respectively.
(4) Ignacio Martinez was determined to be a Named Executive Officer in connection with his appointment as Chief Operating Officer on April 1, 2024.

Employment Agreements

The Company entered into Executive Employment Agreement, dated January 1, 2019, with each of John C. Loeffler, II, Jennifer Schrader, Jade Leung and Roy Bade (each an “Executive”, and together the “Executives”). The Executive Employment Agreements (the “Employment Agreements”) provide for certain base salary and termination payments to the Executives as follows:

The Employment Agreements are for an indefinite term until the agreement is terminated. Mr. Loeffler’s annual base salary is $490,000 and his employment agreement provides for compensation of $2,083.33 per month for any and all leadership services rendered in any capacity (“Leadership Compensation”). Ms. Schrader’s annual base salary is $450,000 and her employment agreement provides for Leadership Compensation of $2,083.33 per month. Mr. Leung’s annual base salary is $375,000 and his employment agreement provides for Leadership Compensation of $2,083.33 per month. Mr. Bade’s annual base salary is $350,000 and his employment agreement provides for Leadership Compensation of $2,083.33 per month. Mr. Martinez’s annual base salary is $325,000.

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
•Resignation. In the event an Executive resigns from the Company regardless of circumstances or reason, the Executive shall be entitled to receive only the Base Salary plus Leadership Compensation and Bonus earned by him through the effective date of his resignation

In September 2022, the Company adopted new compensation arrangements for its Named Executive Officers; these arrangements are in the process of being reduced to formal agreements which will replace existing agreements in place with such officers. Other than as set forth below, each of the formal agreements will contain identical terms and conditions. The agreements will (i) provide for at-will employment, (ii) provide an auto allowance equal to $19,500 per year, (iii) provide for severance equal to 12 months of salary upon termination without cause or voluntary resignation for good reason and (iv) require that the Named Executive Officer shall devote substantially all of his/her time and attention to the performance of his/her duties and responsibilities for and on behalf of the Company except as may be consented to by the Company.

The Company entered into an Employment Agreement, dated May 25, 2023, with Ignacio Martinez. The Employment Agreement is for an indefinite term until the agreement is terminated. Mr. Martinez’s annual base salary is $325,000. He is eligible to receive an annual bonus based on performance of up to 125% of his base compensation and long-term incentives via the Company’s 2017 Incentive Stock Plan.

The following table sets forth the agreed to compensation arrangements with each of our Named Executive Officers:

Name	Base Salary ($)	Maximum Bonus as a Percentage of Base Salary ($)	Maximum Bonus ($) (1)	Long Term Incentive (LTI) ($) (2)	Total Compensation Potential ($)
John C. “Chris” Loeffler, II	$490,000	200%	$980,000	$450,000	$1,920,000
Jennifer Schrader	$450,000	150%	$675,000	$450,000	$1,575,000
Jade Leung	$375,000	100%	$375,000	$350,000	$1,100,000
Roy Bade	$350,000	150%	$525,000	$225,000	$1,100,000
Ignacio Martinez(3)	$325,000	125%	$406,250	$250,000	$981,250

(1) Bonuses are discretionary, will be dependent on both individual and company performance and will be issued following the close of each year. The amounts listed under Maximum Bonus ($) are target totals assuming the Named Executive Officer achieves his/her designated goals and expected outcomes in the annual plan.
(2) The LTI will be payable in the form of RSU's from the 2024 Equity Incentive Plan, subject to vesting further to the provisions in the plan. The calculation of total shares to issue for the year will be completed annually as of the first business day each year and the corresponding share price average for the preceding 20 trading days, or as otherwise agreed upon by the Board of Directors.
(3) Ignacio Martinez was determined to be a Named Executive Officer in connection with his appointment as Chief Operating Officer on April 1, 2024.

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

Potential Payments Upon Termination or Change-In-Control

The Employment Agreements, and the employment arrangements approved in 2022, provide for severance benefits upon a termination of employment under certain circumstances. For a discussion regarding the benefits see “Employment Agreements.”

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John C. “Chris” Loeffler, II	—	—	—	N/A	N/A	482,927	$337,566	—	$—
Jennifer Schrader	—	—	—	N/A	N/A	482,927	$337,566	—	$—
Jade Leung	386,436	—	—	$3.35	1/1/2026	387,742	$271,032	—	$—
	59,452	—	—	$5.85	12/31/2029	—	$—	—	$—
Roy Bade	445,888	—	—	$3.35	1/1/2026	312,535	$218,462	—	$—
Ignacio Martinez	59,375	—	9,625	$2.87	11/14/2033	807,008	$564,099	—	$—

Recovery of Erroneously Awarded Compensation

The Board adopted a clawback policy (the “Clawback Policy”) effective as of May 15, 2023. The Clawback Policy, which is administered by the Compensation Committee of the Board of Directors, applies to current and former executive officers of the Company (each an “Covered Person”). In the event the Company is required to prepare an accounting restatement of its financial results as a result of a material noncompliance by the Company with any financial reporting requirement under the federal securities laws, the Company will have the right to use reasonable efforts to recover from any Covered Person who received incentive compensation (whether cash or equity) from the Company during the three-year period preceding the date on which the Company was required to prepare the accounting restatement, any excess incentive compensation awarded as a result of the misstatement. As of December 31, 2024, there have been no Restatements that would require recovery of erroneously awarded compensation under the Clawback Policy.

Equity Incentive Plans

2017 Incentive Stock Plan

We currently have adopted the 2017 Incentive Stock Plan, as amended and restated in December 2021 (the “2017 Plan”). The 2017 Plan remains in place for governance of awards made prior to adoption of our 2024 Equity Incentive Plan in 2024. As of December 31, 2024 and 2023, options representing 2,699,252 and 2,285,601 shares, respectively, have been awarded and are outstanding under the 2017 Plan. As of December 31, 2024 and 2023, restricted stock units representing 4,847,067 and 2,386,786 shares have been awarded and are outstanding under the 2017 Plan, respectively. No new awards may be made under the 2017 Plan.

2024 Incentive Stock Plan

We have adopted a 2024 Equity Incentive Plan (the “2024 Plan”). An aggregate of 4.0 million shares of our Class A common stock is reserved for issuance and available for awards under the 2024 Plan. The 2024 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of December 31, 2024, options representing 148,000 shares have been awarded and are outstanding under the 2024 Plan. As of December 31, 2024, restricted stock units representing 607,505 shares have been awarded and are outstanding under the 2024 Plan.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of our shares as of March 19, 2024 by:
•each named executive officer;
•each of our directors;
•our directors and executive officers as a group; and
•each person or entity known by us to own beneficially more than 5% of our Class A Common Stock and Class B Common Stock (by number or by voting power).

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

Applicable percentage ownership is based on 15,695,959 shares of Class A Common Stock and 7,416,414 shares of Class B Common Stock outstanding as of the Record Date. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of the Record Date. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o CaliberCos Inc. 8901 E. Mountain View Rd., Ste 150, Scottsdale, Arizona 85258.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Class A Common Stock		Class B Common Stock		% Total Voting Power(2)(3)
	Shares	%	Shares	%
Named Executive Officers and Directors
Jennifer Schrader(4)	271,288	1.6%	3,709,693	50.0%	40.8%
John C. Loeffler, II(5)	291,287	1.7%	3,706,721	50.0%	40.8%
Roy Bade(6)	952,334	5.5%	—	—%	1.0%
Jade Leung(7)	843,763	4.8%	—	—%	*
William Gerber(8)	190,982	1.1%	—	—%	*
Michael Trzupek(9)	189,036	1.1%	—	—%	*
Daniel P. Hansen(10)	272,125	1.6%	—	—%	*
Lawrence Taylor(13)	171,101	*	—	—%	*
Ignacio Martinez(11)	253,460	1.5%	—	—%	*
Directors, Director Nominees and Executive Officers as a Group (9 Persons)(12)	3,435,376	19.7%	7,416,414	100.0%	84.7%
5% Beneficial Owners:
Donnie R. Schrader(14)	3,390,736	19.4%	—	—%	3.7%

__________________________________
*Indicates ownership of less than 1%
(1) In computing the number of shares of Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Common Stock underlying restricted stock units or options held by that person that are convertible or exercisable, as the case may be, within 60 days of the Record Date are included. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Does not give effect to (i) the conversion of Class B Common Stock to Class A Common Stock, (ii) the conversion of convertible debt securities into Class A Common Stock, (iii) the conversion of Series A Preferred Stock into Class A Common Stock or (iv) the vesting of any issued and outstanding stock options or restricted stock units outstanding as of the date hereof under either the 2017 Plan or the 2024 Plan and excludes shares of Class A Common Stock reserved for future issuance pursuant to outstanding awards under our 2024 Plan. None of the named executive officers and directors or Donnie Schrader beneficially own any convertible debt securities. In addition, no holder of convertible debt would become a beneficial owner of 5% or more of the Company’s Class A Common Stock should any such holder convert all convertible debt held by such holder within 60 days of the Record Date.
(3) Percentage total voting power represents voting power with respect to all shares of our Class A Common Stock and Class B Common Stock, as a single class. Each holder of Class B Common Stock is entitled to ten votes per share of Class B Common Stock and each holder of Class A Common Stock is entitled to one vote per share of Class A Common Stock on all matters submitted to our stockholders for a vote. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B Common Stock is convertible at any time by the holder into shares of Class A Common Stock on a share-for-share basis.
(4) Includes 245,154 fully vested restricted stock units (“RSUs”) and 26,134 RSUs vesting within 60 days of the Record Date, which represent a contingent right to receive Class A Common Stock upon vesting. Class A Common Stock does not include shares of Class A Common Stock held by Jennifer Schrader’s spouse Donnie Schrader. Ms. Schrader disclaims beneficial ownership of all shares of Class A Common Stock held by Donnie Schrader, except to the extent of her pecuniary interest, if any, therein. See also footnote 13.
(5) Includes 19,999 shares of Class A Common Stock, 245,154 fully vested RSUs, and 26,134 RSUs vesting within 60 days of the Record Date, which represent a contingent right to receive Class A Common Stock upon vesting. Class B Common Stock includes 1,778,989 shares held in The C LO 2021 Irrevocable Trust under agreement of which Mr. Loeffler is trustee.
(6) Includes 445,888 fully vested and exercisable stock options, 416,792 fully vested RSUs, 18,992 RSUs vesting within 60 days of the Record Date, which represent a contingent right to receive Class A Common Stock upon vesting, and 70,662 shares of Class A Common Stock held by Wave Investments LLC of which Mr. Bade is the sole manager.
(7) Includes 28,500 share of Class A Common Stock, 445,888 fully vested and exercisable stock options, 347,739 fully vested RSUs, and 21,636 RSUs vesting within 60 days of the Record Date, which represent a contingent right to receive Class A Common Stock upon vesting.
(8) Includes 13,006 shares of Class A Common Stock and 177,976 fully vested and exercisable stock options.
(9) Includes 11,060 shares of Class A Common Stock and 177,976 fully vested and exercisable stock options.
(10) Includes 109,012 shares of Class A Common Stock and 163,113 fully vested and exercisable stock options.
(11) Includes 65,625 fully vested and exercisable stock options, 164,636 fully vested RSUs, 16,949 RSUs vesting within 60 days of the Record Date, which represent a contingent right to receive Class A Common Stock upon vesting, and 6,250 stock options exercisable within 60 days of the Record Date.
(12) Includes 1,645,817 fully vested stock options and options exercisable within 60 days of the Record Date and 109,845 RSUs vesting within 60 days of the Record Date.
(13) Includes 8,000 shares of Class A Common Stock and 163,101 fully vested and exercisable stock options.
(14) Based on information known to the Company and Mr. Schrader’s Form 3 filed May 15, 2023. Does not include Class A Common Stock or Class B Common Stock held by Donnie Schrader’s spouse Jennifer Schrader. Mr. Schrader disclaims beneficial ownership of all shares of Common Stock held by Jennifer Schrader, except to the extent of his pecuniary interest, if any, therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Historically, the Company’s operations were organized into three reportable segments, fund management, development, and brokerage. During the three months ended December 31, 2024, the Company reevaluated its reportable segments, considering (i) the evolution of the Company after closing its initial public offering and how the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, assesses performance and allocates resources, (ii) changes to the budgeting process and in key personnel driven by the Company’s growth initiatives, and (iii) how management reports ongoing company performance to the Board of Directors. With the evolution and growth of the Company, the Company’s CODM assesses performance and resource allocation on an aggregate basis under the Company’s asset management platform and no longer reviews operating results for development or brokerage activity separately. As such, management concluded that the Company operates through one operating segment.

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

Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold. These revenues are included in performance allocations in the accompanying consolidated statements of operations

The table below shows the consolidated revenues earned for providing services under the Company’s asset management platform for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Fund set-up fees	$1,494	$370
Fund management fees	7,725	5,115
Financing fees	396	221
Development and construction fees	6,420	4,025
Brokerage fees	844	840
Total asset management	16,879	10,571
Performance allocations	358	3,639
Total related party revenue	$17,237	$14,210

As of December 31, 2024 and 2023, amounts due to the Company from related parties for services performed under the Company’s asset management platform was $6.2 million.

Other

In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of December 31, 2024 and 2023, other amounts due from related parties was $0.8 million and $1.9 million. As of December 31, 2024 and 2023, other amounts due to related parties from the Company were $0.3 million and $0.3 million, respectively.

Notes Receivable

The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

The following table summarizes the notes payable – related parties as of December 31, 2024 and 2023 (in thousands):

Notes Receivable - Related Parties	December 31, 2024	December 31, 2023	Interest Rate (1)	Maturity Date (1)
Caliber Hospitality LP	$—	$—	12.00%	September 2025
Olathe	—	25	12.00%	May 2025
DFW Behavioral Health LLC	22	25	14.00%	May 2025
Blue Spruce Ridge	13	—	12.00%	December 2026
West Ridge	70	—	12.00%	December 2026
Total Notes Receivable - Related Parties	$105	$50
__________________________________
(1) As of December 31, 2024.
(2) During the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP and Caliber Hospitality Trust, which included activity from six hospitality funds, Elliot, and Caliber Fixed Income Fund III.

During the years ended December 31, 2024 and 2023, the Company earned $0.2 million and an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of December 31, 2024 and 2023.

Notes Receivable – Related parties of consolidated funds

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of December 31, 2024 and 2023 (in thousands):

Notes Receivable - Related Parties		December 31, 2024	December 31, 2023	Interest Rate(1)	Maturity Date(1)
SF Alaska		$—	$14,976	12.00%	May 2025
Edgewater/The Ketch		—	7,198	12.00%	May 2026
Circle Lofts		—	1,797	12.00%	May 2026
Elliot 10 (ESP)		—	—	13.00%	September 2025
Elliot 10 (ESP)		1,198	—	12.00%	April 2026
J-25 Development Group		—	4,804	12.00%	May 2026
CDOF	(2)	—	109	12.00%	September 2025
Ridge II		—	846	12.00%	December 2024
Ironwood		—	2,703	13.00%	September 2025
47th Fund		—	—	12.00%	May 2025
Southridge		—	2,187	13.00%	July 2025
Caliber Hospitality LP		—	—	12.00%	June 2025
Caliber Hospitality LP		5,650	—	12.00%	September 2026
Blue Spruce		—	—	13.00%	January 2026
West Ridge	(3)	—	—	12.00%	March 2026
Total Notes Receivable - Related Parties		$6,848	$34,620
__________________________________
(1) As of December 31, 2024.

(2) During the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds, Elliot, and Caliber Fixed Income Fund III.

During the years ended December 31, 2024 and 2023, the consolidated fund earned $5.9 million and $3.7 million, respectively, of interest in connection with the notes. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. $0.3 million and no interest was due to the Company as of December 31, 2024 and 2023, respectively, which is included in due from related parties on the accompanying consolidated balance sheets.

Notes Payable – Related parties of consolidated funds

The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes payable – related parties consisted of the following as of December 31, 2024 and 2023 (in thousands):

Notes Payable - Related Parties	December 31, 2024	December 31, 2023	Interest Rate(1)	Maturity Date(1)
Caliber Tax Advantaged Opportunity Zone Fund, LP	$—	$8,012	N/A	N/A
Caliber Tax Advantaged Opportunity Zone Fund II, LP	—	4,043	N/A	N/A
Elliot, LLC	—	—
Caliber Fixed Income Fund III	2,047	—	13.00%	September 2025
Total Notes Payable - Related Parties	$2,047	$12,055
__________________________________
(1) As of December 31, 2024.

During the years ended December 31, 2024 and 2023, the consolidated funds incurred $0.3 million and $1.2 million, respectively, of interest expense in connection with the notes payable – related parties. No interest was payable as of December 31, 2024. As of December 31, 2023, there was $0.1 million of interest expense payable. Management expects to extend these notes at maturity.

The Company’s Corporate Governance Guidelines outline the policies and procedures related to reviewing and approving related party transactions. The Board and its committees review and approve all related party transactions and any contracts or other transactions with current or former directors and executive officers of the Company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to officers made or guaranteed by the Company. The Audit Committee generally take the lead in reviewing related party transactions, and the Compensation Committee and the Nominating and Corporate Governance Committee generally take the lead in reviewing related party contracts, such as consulting arrangements, termination agreements, and any other contracts or arrangements involving any compensatory or monetary terms. The Company does not enter into any such transaction unless the transaction is determined by the disinterested directors to be fair to the Company or is approved by the disinterested directors or by the stockholders. Any determination by the Company’s disinterested directors is based on a review of the particular transaction, applicable laws and regulations, policies of the Company, and the listing standards of NASDAQ.

Buyback Program

In September 2018, the Company agreed to repurchase 3,709,693 shares (“Buyback Program”) owned by one of its non-participating founders for $4.54 per share of Class A Common Stock in exchange for an amendment to such non-participating founder’s shareholder voting rights and other Company protections. Due to the length of time of the liability, the Company recorded a liability of $13.6 million and a corresponding reduction to equity in treasury stock at the inception of the Buyback Program using a present value discount rate of 10.00%. As of December 31, 2022, remaining number of shares to be repurchased was 3,432,351 and the balance of the liability was $12.4 million, which is included in buyback obligation on the accompanying consolidated balance sheets. During the year ended December 31, 2023, the Company repurchased 41,615 shares of Class A Common Stock pursuant to the Buyback Program and on May 19, 2023, the Company’s Class A Common Stock began trading on the NASDAQ Capital Market, at which point the buyback obligation was relieved and no further amounts were due under the Buyback Program.

Item 14. Principal Accounting Fees and Services
The following table provides information regarding the fees billed to us by Deloitte & Touche in the fiscal years ended December 31, 2024 and 2023. All fees described below were approved by the Audit Committee:

	For the fiscal years ended December 31,
	2024	2023
Audit Fees(1)	$1,166,000	$875,000
Audit Related Fees(2)	53,500	290,000
Tax Fees	—	—
All Other Fees	1,895	—
Total Fees:	$1,221,395	$1,165,000
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
Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CaliberCos Inc. (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023
3.2	Amended and Restated Bylaws of CaliberCos Inc. (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
3.3
Certificate of Designation, Preferences and Rights relating to the Series A Convertible Preferred Stock, dated November 26, 2024 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on December 4, 2024)

3.4
Certificate of Designation, Preferences and Rights relating to the Series AA Cumulative Redeemable Preferred Stock, dated March 5, 20245 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 11, 2025)

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

4.4	Promissory Note, issued by the Company to the Investor (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
4.5	Common Stock Purchase Warrant, issued by the Company to the Investor (incorporated by reference to Exhibit 4.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
4.6	Common Stock Purchase Warrant, issued by the Company to the Investor (incorporated by reference to Exhibit 4.3 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.1†	CaliberCos Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of CaliberCos Inc.’s Form S-8 (File No. 333-272078), filed with the SEC on May 19, 2023)
10.2†	CaliberCos Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (Schedule 14A) filed with the Commission on May 16, 2024)
10.3†	CaliberCos Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement (Schedule 14A) filed with the Commission on May 16, 2024)
10.4
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

Exhibit No.	Description
10.6
Loan Agreement dated as of October 17, 2019 between Pollock Gateway II DE LLC, as borrower and Barclays Capital Real Estate Inc., as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-04321), filed with the SEC on June 23, 2023)

10.7
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

10.11†
Executive Employment Agreement dated January 1, 2019 by and among CaliberCos Inc. and Jade Leung (incorporated by reference to Exhibit 6.8 of CaliberCos Inc.’s offering statement on Form 1-A (File No.024-11016), filed with the SEC on August 19, 2019)

10.12
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

10.16	Contribution Agreement dated June 30, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 024-11016), filed with the SEC on July 7, 2023)
10.17	Securities Purchase Agreement, dated March 20, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.18	Registration Rights Agreement, dated March 20, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.19
Subsidiary Guarantee dated March 20, 2025, between the Company, the Guarantors (as defined in the Subsidiary Guarantee) and the Investor (incorporated by reference to Exhibit 10.3 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)

10.20	Equity Purchase Agreement, dated March 20, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.4 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.21	Registration Rights Agreement, dated March 20, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.5 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
14.1*	Code of Ethics
19.1*	Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

Exhibit No.	Description
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
_____________________________

*	Filed herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on March 31, 2025.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	March 31, 2025
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer	March 31, 2025
Jade Leung	(Principal Accounting Officer)

/s/ Jennifer Schrader	President and Vice-Chairperson	March 31, 2025
Jennifer Schrader

/s/ William J. Gerber	Director	March 31, 2025
William J. Gerber

/s/ Michael Trzupek	Director	March 31, 2025
Michael Trzupek

/s/ Dan Hansen	Director	March 31, 2025
Dan Hansen

/s/ Lawrence Taylor	Director	March 31, 2025
Lawrence Taylor

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CaliberCos Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CaliberCos Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred negative operating cash flows and has insufficient resources to satisfy upcoming debt maturities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 31, 2025

We have served as the Company's auditor since 2020.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2024	December 31, 2023
Assets
Cash	$1,766	$940
Restricted cash	2,582	2,569
Real estate investments, net	21,572	21,492
Due from related parties, net of $4.0 million of allowance for doubtful accounts	7,070	9,759
Investments in unconsolidated entities	15,643	3,338
Operating lease - right of use assets	147	193
Prepaid and other assets	3,501	2,781
Assets of consolidated funds
Cash	549	2,865
Restricted cash	—	11,266
Real estate investments, net	45,090	185,636
Accounts receivable, net	163	1,978
Notes receivable - related parties	6,848	34,620
Due from related parties	320	12
Operating lease - right of use assets	—	10,318
Prepaid and other assets	284	11,665
Total assets	$105,535	$299,432

Liabilities and Stockholders’ Equity
Notes payable	$50,450	$53,799
Accounts payable and accrued expenses	9,532	8,886
Due to related parties	313	257
Operating lease liabilities	93	119
Other liabilities	750	420
Liabilities of consolidated funds
Notes payable, net	29,172	129,684
Notes payable - related parties	2,047	12,055
Accounts payable and accrued expenses	1,207	11,736
Due to related parties	79	101
Operating lease liabilities	—	13,957
Other liabilities	639	2,400
Total liabilities	94,282	233,414

Commitments and Contingencies (Note 12)

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2024	December 31, 2023
Series A non-cumulative convertible preferred stock, $0.001 par value; 22,500,000 shares authorized, 100,000 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 15,177,583 and 13,872,671 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	15	14
Class B common stock, $0.001 par value; 15,000,000 shares authorized, 7,416,414 shares issued and outstanding as December 31, 2024 and December 31, 2023	7	7
Paid-in capital	43,996	39,432
Accumulated deficit	(56,607)	(36,830)
Stockholders’ (deficit) equity attributable to CaliberCos Inc.	(12,589)	2,623
Stockholders’ equity attributable to noncontrolling interests	23,842	63,395
Total stockholders’ equity	11,253	66,018
Total liabilities and stockholders’ equity	$105,535	$299,432
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2024	2023
Revenues
Asset management revenues	$16,879	$10,571
Performance allocations	358	3,639
Consolidated funds – hospitality revenues	26,476	68,905
Consolidated funds – other revenues	7,406	7,822
Total revenues	51,119	90,937

Expenses
Operating costs	23,939	21,311
General and administrative	6,776	6,770
Marketing and advertising	751	1,052
Depreciation and amortization	593	550
Consolidated funds – hospitality expenses	26,503	80,669
Consolidated funds – other expenses	5,870	9,162
Total expenses	64,432	119,514

Consolidated funds - gain on sale of real estate investments	—	4,976

Other (loss) income, net	(3,093)	374
Interest income	360	350
Interest expense	(5,424)	(4,717)
Net loss before income taxes	(21,470)	(27,594)
Benefit from income taxes	—	—
Net loss	(21,470)	(27,594)
Net loss attributable to noncontrolling interests	(1,693)	(14,891)
Net loss attributable to CaliberCos Inc.	$(19,777)	$(12,703)
Basic net loss per share attributable to common stockholders	$(0.90)	$(0.63)
Diluted net loss per share attributable to common stockholders	$(0.90)	$(0.63)
Weighted average common shares outstanding:
Basic	21,986	20,087
Diluted	21,986	20,087
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Treasury Stock	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2022	1,651	—	10,791	11	7,416	7	33,108	(13,626)	(22,709)	80,398	77,189
Issuance of common stock, net of issuance costs	—	—	1,200	1	—	—	2,598	—	—	—	2,599
Repurchases of common stock	—	—	(42)	—	—	—	—	—	—	—	—
Conversions of common stock	(1,651)	—	1,651	2	—	—	—	—	—	—	2
Equity based compensation expense	—	—	273	—	—	—	3,726	—	—	—	3,726
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	27,927	27,927
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(10,045)	(10,045)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(10,014)	(10,014)
Consolidation of VIE	—	—	—	—	—	—	—	—	—	(20,805)	(20,805)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	10,825	10,825
Retirement of treasury stock	—	—	—	—	—	—	—	13,626	(1,418)	—	12,208
Net income (loss)	—	—	—	—	—	—	—	—	(12,703)	(14,891)	(27,594)
Balances as of December 31, 2023	—	$—	13,873	$14	7,416	$7	$39,432	$—	$(36,830)	$63,395	$66,018
Issuance of preferred stock	100	—	—	—	—	—	2,000	—	—	—	2,000
Issuance of common stock, net of issuance costs	—	—	205	—	—	—	188	—	—	—	188
Equity based compensation expense	—	—	1,100	1	—	—	2,376	—	—	—	2,377
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	16,635	16,635
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	(6,110)	(6,110)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(46,334)	(46,334)
Net income (loss)	—	—	—	—	—	—	—	—	(19,777)	(1,693)	(21,470)
Balances as of December 31, 2024	100	$—	15,178	$15	7,416	$7	$43,996	$—	$(56,607)	$23,842	$11,253
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(21,470)	$(27,594)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	593	527
Non-cash lease expense and gain on lease extinguishment	21	(280)
Non-cash performance allocations	—	(2,382)
Non-cash interest income	(184)	—
Equity-based compensation	2,378	3,726
Loss on disposal of furniture, fixtures and equipment	46	—
Loss on extinguishment of debt	12	—
Loss on investments in unconconsolidated entities	4,772	1,339
Impairment	(10)	—
Amortization of above-market/below market leases and straight-line rent, net	404	203
Amortization of deferred financing costs	73	34
Bad debt expense	3,995	—
Changes in operating assets and liabilities:
Due from related parties	2,301	(1,897)
Prepaid expenses, right-of-use assets and other assets	(654)	3,169
Accounts payable and accrued expenses	1,546	931
Due to related parties	(11)	86
Lease liabilities and other liabilities	(131)	94
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation	5,580	10,358
Non-cash lease expense	(9)	(53)
Loss (gain) on the disposition of real estate	294	(4,976)
Loss on extinguishment of debt	—	238
(Gain) loss on derivative instruments	(311)	515
(Gain) loss on disposal of furniture, fixtures and equipment	(9)	687
Amortization of advanced key money	(12)	(75)
Amortization of above-market/below market leases and straight-line rent, net	(164)	(409)
Amortization of deferred financing costs	353	1,543
Bad debt expense	84	—
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(1,256)	(375)
Due from related parties	(412)	3
Prepaid expenses, right-of use assets and other assets	757	(8,040)
Accounts payable and accrued expenses	1,037	1,141
Due to related parties	1,028	1,503
Lease liabilities and other liabilities	(86)	1,264
Net cash provided by (used in) the Company's operating activities	555	(18,720)

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2024	2023
Cash Flows From Investing Activities
Investments in real estate assets	(882)	(250)
Acquisition of real estate assets	—	(3,015)
Proceeds from the sale of real estate assets	—	10
Investments in unconsolidated entities	(1,260)	(182)
Funding of notes receivable - related parties	(1,105)	(980)
Payment received on notes receivable - related parties	8,158	930
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	$—	$12,927
Deconsolidation of VIEs	(17,293)	(12,952)
Investments in real estate assets	(2,857)	(13,744)
Acquisition of real estate assets	—	(6,643)
Proceeds from the sale of real estate assets	—	26,075
Funding of notes receivable - related parties	(21,161)	(15,963)
Payment received on notes receivable - related parties	16,771	8,423
Net cash used in the Company's investing activities	(19,629)	(5,364)

Cash Flows From Financing Activities
Payment of deferred financing costs	(100)	(253)
Proceeds from notes payable	3,465	26,605
Repayments of notes payable	(6,553)	(3,697)
Proceeds from notes payable - related parties	—	4,000
Repayments of notes payable - related parties	—	(4,365)
Payment of loan extinguishment fees	(9)	—
Proceeds from the issuance of preferred stock	1,974	—
Proceeds from the issuance of common stock, net of issuance costs	6	2,599
Payments of treasury stock - buyback obligation	—	(183)
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(1,352)	(2,782)
Proceeds from notes payable	16,586	69,654
Repayments of notes payable	(17,460)	(79,031)
Proceeds from notes payable - related parties	511	10,008
Repayments of notes payable - related parties	(511)	(2,802)
Contributions from noncontrolling interest holders	16,635	26,096
Redemptions of noncontrolling interests	(751)	(10,045)
Distributions to noncontrolling interest holders	(6,110)	(10,014)
Net cash provided by the Company's financing activities	6,331	25,790

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2024	2023

Net Change in Cash and Restricted Cash	(12,743)	1,706
Cash and Restricted Cash at Beginning of Period	17,640	15,934
Cash and Restricted Cash at End of Period	$4,897	$17,640

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$3,805	$7,657
Restricted cash at beginning of period	13,835	8,277
Cash and restricted cash at beginning of period	17,640	15,934

Cash at end of period	$2,315	$3,805
Restricted cash at end of period	2,582	13,835
Cash and restricted cash at end of period	4,897	17,640
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”) is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of December 31, 2024, the Company had operations in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia.
In general, the Company’s private equity real estate funds are organized as operating partnerships, in which multiple unrelated passive investors own partnership interests. In addition, the Company is designated as the manager and/or general partner of the partnership. Depending on the legal structure and arrangements between the Company and the funds, the Company may or may not consolidate the partnerships for financial reporting purposes. For funds in which the Company is determined to be the controlling party or primary beneficiary for financial reporting purposes, the fund is consolidated, and the passive investors’ ownership is presented as noncontrolling interest in the accompanying consolidated financial statements (“Consolidated Funds”, and collectively with the Company, the “Consolidated Company”, “Caliber”, “we”, “our”, and “us”). For funds in which the Company is not determined to be the controlling party for financial reporting purposes, the fund is not consolidated, and any fees earned from the fund are included in fund management revenue in the accompanying consolidated financial statements. See Note 2 – Summary of Significant Accounting Policies for more detail.
Liquidity and Going Concern
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At December 31, 2024, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At December 31, 2024, the portfolio consisted of 202 unsecured notes with an aggregate principal balance of $32.8 million. As of March 31, 2025, $26.6 million of the corporate notes have matured or will mature within the 12-month period subsequent to March 31, 2025. Each note generally has a 12-month period with an option to extend for an additional 12-months.

Because the Company incurred operating losses and negative cash flow from operations and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that the Company does not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

To satisfy the maturity of these corporate notes, the Company intends to raise $20 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2024, and refinance existing 12-month term notes into a new 36-month term corporate note program. From the balance sheet date through March 31, 2025, the Company has successfully refinanced $2.7 million of 12-month term corporate notes into the 36-month term corporate note program.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior fiscal periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $7.7 million in receivables, iii) collect all or part of its $16.1 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.

After consideration of the implemented and planned actions, management concluded these plans are not within the Company’s control and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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
Variable Interest Entities
The Company determines if an entity is a variable interest entity (“VIE”) based on several factors, including whether the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company analyzes any investments in VIEs to determine if the Company is the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE.
Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative analysis focused on identifying which reporting entity has both (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment. The Company consolidates any VIEs for which the Company is the primary beneficiary and the Company discloses its maximum exposure to loss related to the consolidated VIEs. See Note 3 – VIEs for more detail.
Voting Interest Entities
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”). For VOEs, the Company consolidates an entity if it has a controlling financial interest. The Company has a controlling financial interest in a VOE if (i) for legal entities other than partnerships, the Company owns a majority voting interest in the entity or, for limited partnerships and similar entities, the Company owns a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights, and no other conditions exist that would indicate that the Company does not control the entity.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Investments in Unconsolidated Entities
If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited liability companies and other investments is based on voting control. For our managing member interests in limited liability companies, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling investments in these entities under the equity method. Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIE in which we are not the primary beneficiary are accounted for under the equity method. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the equity method investment’s earnings and distributions. Our share of the earnings or loss from equity method investments is included in other income, net on the accompanying consolidated statements of operations. We evaluate our investments in unconsolidated entities for impairment when events and circumstances indicate that the fair value of the entities might be less than the carrying value.
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
As of December 31, 2024 and 2023, the carrying amount of our investments in unconsolidated entities was $15.6 million, net of an impairment charge of $4.0 million, and $3.3 million, respectively. During the year ended December 31, 2024, the Company deconsolidated the Caliber Hospitality Trust, Inc. (the “Caliber Hospitality Trust”) and Caliber Hospitality, LP, which included activity from six hospitality funds, Elliot & 51st St LLC (“Elliot”), DT Mesa Holdco II, LLC (“DT Mesa”), and Caliber Fixed Income Fund III (“CFIF III”). At which time, the Company’s investment in the Caliber Hospitality Trust, Caliber Hospitality, LP, Elliot, DT Mesa, and CFIF III, were no longer eliminated and are included in investments in unconsolidated entities in the accompanying consolidated balance sheets as of December 31, 2024. See Note 3 – VIEs.
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the years ended December 31, 2024 and 2023, the Company had no impairment losses related to its investments in unconsolidated entities.

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
For the years ended December 31, 2024 and 2023, depreciation expense for the Company was $0.6 million and $0.5 million, respectively.
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
For the years ended December 31, 2024 and 2023, the Company had no impairment losses related to its real estate and other long-lived assets.
Concentration of Credit Risk
Substantially all of the Company’s revenues are generated from the activities completed through its Platform, including the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia. The Company mitigates the associated risk by:
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For performance obligations satisfied over time, significant judgment is required to determine how to allocate transaction prices; when to recognize revenue based on appropriate measurement of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. Transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of its anticipated performance and all information that is reasonably available to the Company. Revenues are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
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
Development and construction revenues from contracts with customers include fixed fee arrangements with related party affiliates to provide real estate development services as their principal developer, which include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by the funds. Revenues are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, development fee revenue is recognized over time as the performance obligation(s) are satisfied. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

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
Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third-party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of December 31, 2024 and 2023. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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

In July 2024, the Board of Directors approved the 2024 Incentive Stock Plan (the “2024 Plan”) which will be used for future share-based compensation arrangements going forward. As of December 31, 2024, a limited number of awards have been issued under the new plan.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segments
See Note 18 – Segments for detail of the Company’s segment reporting policy.
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
For the years ended December 31, 2024 and 2023, depreciation expense was $5.6 million and $10.4 million, respectively.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the carrying amount exceeds the aggregate undiscounted future cash flows, our consolidated funds recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.
For the years ended December 31, 2024 and 2023, our consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated funds – other revenue
Consolidated funds – other revenue includes rental revenue of $1.4 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.
In accordance with ASC 842, Leases (“ASC 842”), at the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third-party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of December 31, 2024. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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
In addition, consolidated funds - other revenue includes interest income of $5.9 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively, which is generated by a consolidated fund’s lending activity. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
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
Accounts Receivable
Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. Our consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, our consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. Our consolidated funds had no allowance for doubtful accounts as of December 31, 2024 and 2023.
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
The Company adopted the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for Companies with fiscal years beginning after December 15, 2023, which serves to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. It is effective for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, the Company has adopted ASU 2023-07. See Note 18 – Segments for detail.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740, Income Taxes). ASU 2023-09, which serves to enhance income tax disclosures by requiring a tabular rate reconciliation and additional information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of ASU 2024-03 on our consolidated financial statements.
Note 3 – VIEs
Management has determined that the equity holders in its consolidated entities, as a group, lack the power to direct the activities that most significantly impact the entities’ economic performance and/or have disproportionate voting rights relative to their equity. The Company was determined to be the primary beneficiary of each of these entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual entities.
Generally, the assets of the individual consolidated VIEs can only be used to settle liabilities of each respective individual consolidated VIE and the liabilities of each respective VIE, including VIEs which it consolidates, are liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company. When the VIE is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the interests in the VIEs are included in non-controlling interest in the consolidated financial statements. The Company has provided financial support to certain consolidated VIEs in the form of short-term financing and guarantees of the debts of certain VIEs. In general, our maximum exposure to loss due to involvement with the consolidated VIEs is limited to the amount of capital investment in the VIE, if any, or the potential obligation to perform on the guarantee of debts.
During the year ended December 31, 2024, L.T.D. Hospitality Group LLC (“L.T.D.”) contributed the first of nine committed hotels from L.T.D.’s portfolio to Caliber Hospitality, LP in exchange for $4.9 million in cash, net of closing costs and $9.6 million in operating partnership units. In conjunction with the L.T.D. contribution, Caliber Hospitality, LP entered into a new $14.1 million loan facility with a third party lender resulting in a consolidation reconsideration event. Upon this reconsideration event, the Company reconsidered its consolidation conclusion, given the change in economics, and concluded that it was no longer the primary beneficiary, as its potential obligation to absorb the losses, through its guarantee of the indebtedness secured by the hospitality assets, were no longer significant to Caliber Hospitality, LP or the Caliber Hospitality Trust. As such, during the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries.
In addition, during the year ended December 31, 2024, the Company deconsolidated CFIF III, a fund that provides capital to a diverse portfolio of distressed real estate assets, Elliot, a VIE that is developing a multi-family property, and DT Mesa, a VIE that is redeveloping commercial properties. CFIF III was deconsolidated as the Company announced its intent to wind up the fund in December 2024, which relegated the likelihood of the Company becoming obligated for any portion of CFIF III’s outstanding debt, to be remote. The Company’s announcement in December 2024 to wind up CFIF III, triggered a collectibility analysis to be performed, which resulted in a $4.3 million investment impairment and $4.0 million of bad debt expense being recognized in Q4 2024. Elliott and DT Mesa were deconsolidated as the Company was no longer determined to be the primary beneficiary upon refinancing the loan agreements. The Company aggregates and reports the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying consolidated statements of operations through the date of deconsolidation.
During the year ended December 31, 2023, the Company (i) deconsolidated five hospitality funds which were contributed to the Caliber Hospitality, LP, whose sole general partner is Caliber Hospitality Trust and (ii) consolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from the five previously consolidated hospitality funds and one previously unconsolidated fund because the Company was determined to be the primary beneficiary as it had the power to direct the activities and the obligation to absorb their losses through its guarantee of the indebtedness secured by the hospitality assets, which was significant to the Caliber Hospitality Trust and Caliber Hospitality, LP. The consolidation of the Caliber Hospitality

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Trust and Caliber Hospitality, LP, consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

Assets	Year Ended December 31, 2023
Real estate investments, net	$87,897
Cash	3,667
Restricted cash	9,260
Accounts receivable, net	4,348
Notes receivable - related parties	10,411
Due from related parties	40
Investments in unconsolidated entities	84,076
Operating lease - right of use assets	8,775
Prepaid and other assets	5,953
Total assets	$214,427

Liabilities
Notes payable, net	$80,278
Notes payable - related parties	34,786
Accounts payable and accrued expenses	7,858
Due to related parties	10,302
Operating lease liabilities	12,441
Other liabilities	2,158
Total liabilities	147,823

Stockholders’ equity	66,604
Total liabilities and stockholders’ equity	$214,427
In addition, the Company consolidated West Frontier Holdco, LLC (“West Frontier”) as the Company was determined to be the primary beneficiary as it has the power to direct the activities of West Frontier and the obligation to absorb their losses through its guarantee of their indebtedness, which is significant to the fund.
See Note 12 – Commitments and Contingencies for additional information related to the commitments and contingencies of these VIEs.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Real Estate Investments
Real Estate Investments of the Company
Asset Acquisitions
There were no asset acquisitions by the Company during the year ended December 31, 2024. During the year ended December 31, 2023, the Company acquired its headquarters office building for an aggregate purchase price of $19.5 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.
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
There were no asset acquisitions by the consolidated funds during the year ended December 31, 2024. During the year ended December 31, 2023, the consolidated funds acquired one multi-family residential property for an aggregate purchase price of $6.6 million with the acquisition being accounted for as an asset acquisition under U.S. GAAP.
The allocation of the purchase price among the assets acquired at their relative fair value as of the acquisition date, consisted of the following for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Real estate investments, at cost
Land and land improvements	$599
Building and building improvements	3,938
Furniture, fixtures and equipment	2,106
Total purchase price of assets acquired	$6,643
Dispositions by Consolidated Funds
There were no investments sold during the year ended December 31, 2024. During the year ended December 31, 2023, the consolidated funds sold its investment in one commercial property located in Scottsdale, Arizona, with a cost basis of $21.7 million, resulting in a gain of $5.0 million, which is included in consolidated funds - gain on sale of real estate assets on the accompanying consolidated statements of operations.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Prepaid and Other Assets
Prepaid and Other Assets of the Company
Prepaid and other assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Pursuit costs (1)	$1,335	$1,081
Prepaid expenses	800	981
Accounts receivable, net	413	205
Deposits	63	63
Other assets	890	451
Total prepaid and other assets	$3,501	$2,781
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
Prepaid and Other Assets of the Consolidated Funds
Prepaid and other assets of the consolidated funds consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$114	$1,735
Deferred franchise fees, net	62	278
Deposits	57	669
Inventory	51	142
Derivative assets	—	1,216
Pursuit costs (1)	—	1,102
Intangibles, net	—	184
Other assets (2)	—	6,339
Total prepaid and other assets	$284	$11,665
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Notes Payable
Notes Payable of the Company
Notes payable consisted of the following as of December 31, 2024 and 2023 (in thousands):

Notes Payable	December 31, 2024	December 31, 2023	Interest Rate (1)	Maturity Date (1)
Corporate notes	$31,763	$36,442	11.40%	April 2023 - December 2027
Convertible corporate notes	1,050	1,324	8.25%	April 2024 - May 2025
Real estate and other loans	18,109	16,252	4.30% - 112.01%	December 2024 - November 2029
Total notes payable	50,922	54,018
Deferred financing costs, net	(243)	(219)
Discount on corporate note	(229)	—
Total notes payable, net	$50,450	$53,799
__________________________________
(1) As of December 31, 2024.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.
Gateway II HoldCo, LLC
On January 31, 2023, Caliber assumed a loan which is secured by the Company’s headquarters office building (see Note 4 – Real Estate Investments). The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of December 31, 2024 and 2023, the outstanding principal balance of the loan was $15.9 million and $16.2 million, respectively. As of December 31, 2024, the debt service coverage ratio required by the loan agreement was not satisfied, which per the terms of the agreement required the Company to transfer funds to a cash management account.
Corporate Notes and Convertible Corporate Notes
The Company has entered into multiple general corporate financing arrangements with third parties. The arrangements are generally evidenced in the form of an unsecured promissory note and require monthly or quarterly interest-only payments until maturity. The loans generally have a 12-month term and may be extended upon the mutual agreement of the lender and the borrower. Management believes it can come to a mutual agreement with each lender to refinance the matured notes into an alternative 3-year unsecured note program or a convertible preferred stock program. Any lender who elects to redeem a matured note will be repaid with available funds.
As of December 31, 2024, there were 202 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with weighted average interest rate of 11.30%, and maturity dates ranging from April 2023 to December 2027. During the year ended December 31, 2024, there were no conversions of debt into common stock. As of March 27, 2025, an aggregate of $26.6 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued.
As of December 31, 2023, there were 222 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.42%, and maturity dates ranging from January 2024 to March 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has issued corporate notes with a conversion feature. The conversion price is $7.57 per share of common stock. The holders of the convertible corporate notes can elect to convert all or any portion of the balance at any time. As of December 31, 2024 and 2023, the value of the conversion feature was zero.
Future Minimum Payments
The following table summarizes the scheduled principal repayments of our indebtedness as of December 31, 2024 (in thousands):

Year	Amount
2025	$33,036
2026	404
2027	2,460
2028	330
2029	14,692
Thereafter	—
Total	$50,922
Deferred Financing Costs
Amortization of deferred financing costs for the Company was immaterial during the years ended December 31, 2024 and 2023. There were no deferred financing cost write-offs during each of the years ended December 31, 2024 and 2023.
Notes Payable of the Consolidated Funds
Notes payable of the consolidated funds consisted of the following as of December 31, 2024 and 2023, respectively (in thousands):

Notes Payable	December 31, 2024		December 31, 2023	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Hampton Inn & Suites Hotel	$—	(3)	$5,939	N/A	N/A
Four Points by Sheraton Hotel (2)	—	(3)	11,000	N/A	N/A
Holiday Inn Ocotillo Hotel	—	(3)	9,250	N/A	N/A
Airport Hotel Portfolio	—	(3)	55,631	N/A	N/A
DoubleTree by Hilton Tucson Convention Center	17,962		18,418	7.06%	August 2027
Hilton Tucson East	—	(3)	11,901	N/A	N/A
DT Mesa Holdco II, LLC	—	(3)	3,000	N/A	N/A
Southpointe Fundco, LLC	1,050		1,050	11.99%	March 2025
West Frontier Holdco, LLC	4,777		4,636	6.35%	February 2038
Total Real Estate Loans	23,789		120,825
Revolving line of credit	—	(3)	4,500	N/A	N/A
Member notes	5,600		5,600	10.00%	June 2025
Economic injury disaster and other loans	19		475	7.96%	September 2025
Total notes payable	29,408		131,400
Deferred financing costs, net	(236)		(1,716)
Total notes payable, net	$29,172		$129,684
__________________________________
(1) As of December 31, 2024.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) During the year ended December 31, 2024, the hotel ceased operations as the Company is converting the property into a multi-family residential assets.
(3) During the year ended December 31, 2024, the Company deconsolidated CFIF III, Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds, Elliot, which included activity from the Four Points by Sheraton Hotel, and DT Mesa.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of December 31, 2024.
Hampton Inn & Suites Hotel
In July 2015, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Scottsdale, Arizona. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 6.12% in effect through the maturity date in July 2025. The loan is guaranteed by an individual who is an affiliate of the Company. During the year ended December 31, 2024, the Company deconsolidated Hampton Inn & Suites Hotel, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).
Four Points by Sheraton Hotel
In June 2018, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Phoenix, Arizona. The loan requires monthly interest-only payments until maturity. The loan is guaranteed by the Company and matured in September 2023. Per the terms of this agreement, the interest rate on the loan was equal to US Prime Rate plus 2.25%, with a floor rate of 9.65%, until August 31, 2023, at which time, the interest rate increased to 18%. During the year ended December 31, 2024, the Company deconsolidated Elliot, which included activity from the Four Points by Sheraton Hotel (as discussed in Note 3 – VIEs).
Holiday Inn Ocotillo Hotel
In July 2018, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of a hotel property in Chandler, Arizona. The loan requires monthly interest-only payments. The interest rate on the loan is equal to 1-month LIBOR plus 6.00%, with a floor rate of 11.00% until maturity in May 2023. In May 2023, the loan agreement was amended and restated with the lender, extending the maturity date to November 2023 and amending the interest rate to SOFR plus 600 basis points, with a floor rate of 11.00%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 2024. The loan is guaranteed by the Company. During the year ended December 31, 2024, the Company deconsolidated Holiday Inn Ocotillo Hotel, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).
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
In January 2023, the previously consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of leases and rents of the Airport Hotel Portfolio. Per the terms of the loan agreement, the loan has a variable interest rate equal to SOFR plus 8.75% and matures in January 2025. In connection with the loan, the previously consolidated fund entered into an interest rate cap agreement, which sets the maximum SOFR rate for the loan at 5.00% through January 2024. The loan requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance in part prior to the maturity date but can be prepaid in whole subject to certain conditions, terms and fees outlined in the loan agreement. The terms of the loan agreement require an exit fee equal to 1.25% of the original principal amount of the loan and a minimum return equal to 30.0% of the original principal amount of the loan less any interest payments made at the time the loan is repaid in full. The exit fee was accrued upon entering into the loan and recorded as a deferred financing cost to be amortized

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
over the life of the loan. The loan is guaranteed by the Company and individuals who are affiliates of the Company. During the year ended December 31, 2024, the Company deconsolidated the Airport Hotel Portfolio, consolidated subsidiaries of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).
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
Hilton Tucson East
In November 2021, the previously consolidated fund entered into a loan agreement which is secured by the deed of trust and assignment of rents of the Hilton Tucson East hotel located in Tucson, AZ. The loan has a fixed interest rate of 6.25% and matures in November 2025. The loan required interest-only payments until June 1, 2023 and principal and interest payments thereafter until maturity. The loan amount may be prepaid prior to maturity subject to certain conditions and terms and a prepayment fee as outlined in the agreement. During the year ended December 31, 2024, the Company deconsolidated the Hilton Tucson East, a consolidated subsidiary of Caliber Hospitality, LP (as discussed in Note 3 – VIEs).
DT Mesa Holdco II, LLC
In November 2019, the previously consolidated fund entered into a loan agreement which is secured by the deed of trust of a commercial building in Mesa, Arizona. The loan requires interest-only payments until maturity and the terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. In December 2022, the terms of the loan agreement were renegotiated, extending the maturity date of the loan to November 2023 and amending the interest rate to the greater of (i) the federal home loan bank rate plus 2.75% or (ii) 6.50%. In November 2023, the loan agreement was amended with the lender, extending the maturity date to February 2024. In February 2024, the loan agreement was amended with the lender, extending the maturity date to May 2024 and waiving the minimum liquidity covenant default. In May 2024, the loan agreement was amended with the lender, extending the maturity date to August 2024 and removed the minimum liquidity covenant. During the year ended December 31, 2024, the Company deconsolidated DT Mesa (as discussed in Note 3 – VIEs) when the loan was refinanced with a new lender.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Line of Credit and Commercial Loan
In August 2019, CFIF III entered into a revolving line of credit (“LOC”) with a maximum borrowing amount of $4.5 million. The LOC was secured by CFIF III’s assets and was guaranteed by the Company. The LOC had a variable interest rate equal to the greater of (i) Wall Street Journal Prime Rate plus 0.25% per annum or (ii) 4.75%. The Company was required to pay a fee of 0.20% of the unused revolving balance. In August 2023, the agreement was amended extending the maturity date of the LOC to October 2024 and removing certain restrictive covenants. In October 2024, the LOC was terminated, and CFIF III entered into a $4.5 million term loan, which is secured by CFIF III’s assets and is guaranteed by the Company, and matures in October 2029. The term loan has a variable interest rate equal to the sum of: (i) 3.30% plus (ii) the greater of: (a) 2.00% or (b) the forward-looking term rate based on SOFR for a one-month period. During the year ended December 31, 2024, the Company deconsolidated CFIF III when CFIF III was officially declared in wind-down.
Member Notes
During 2022 and 2023, the consolidated fund, Southpointe Fundco, LLC, (“Southpointe”), entered into 10.0% unsecured promissory notes with individual investors. The notes mature in June 2025 and may be extended up to two additional 12-month periods by the fund manager. The notes require quarterly interest-only payments. The terms of the notes allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty.
Economic Injury Disaster Loans
In June 2020, the consolidated funds were granted Economic Injury Disaster Loans, which are secured by the assets of the respective funds and have a fixed interest rate of 3.75% and mature in June 2050. At December 31, 2024, there was an immaterial outstanding principal balance. At December 31, 2023, the outstanding principal balance was $0.5 million. Fixed monthly installment payments began in December 2022 with payments applied first to accrued interest and then the balance, if any, will be applied to principal outstanding. The loans allow for prepayment of principal plus accrued interest prior to maturity. The loan agreements contain certain usual and customary restrictions and covenants relating to, among other things, insurance, and other indebtedness. In addition, the terms of the loans include a cross-default provision whereby the Small Business Administration may, in its discretion, without notice or demand require immediate payment of all amounts outstanding under the loans.
Future Debt Maturities
As of December 31, 2024, the future aggregate principal repayments due on the Company’s notes payable are as follows (in thousands):

Year	Amount
2025	$7,189
2026	557
2027	17,046
2028	64
2029	69
Thereafter	4,483
Total	$29,408
Deferred Financing Costs
Amortization of deferred financing costs was $0.4 million and $1.5 million during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, there were no deferred financing cost write-offs. There was $0.4 million deferred financing cost write-offs during the year ended December 31, 2023.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Related Party Transactions
Related Party Transactions of the Company
Platform Revenues
The table below shows the total revenues earned for providing services under the Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Fund management fees	9,219	5,485
Financing fees	396	221
Development and construction fees	6,420	4,025
Brokerage fees	844	840
Total asset management	16,879	10,571
Performance allocations	358	3,639
Total related party Platform revenue	$17,237	$14,210
As of December 31, 2024 and 2023, amounts due to the Company from related parties for services performed under the Platform was $6.2 million and $7.8 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets.

The Company had an allowance for doubtful accounts of $4.0 million as of December 31, 2024. The Company did not record an allowance for doubtful accounts as of December 31, 2023.
Notes Receivable
The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.
The following table summarizes the notes receivable – related parties as of December 31, 2024 and 2023 (in thousands):

Notes Receivable - Related Parties	December 31, 2024	December 31, 2023	Interest Rate (1)	Maturity Date (1)
Caliber Hospitality LP (2)	$—	$—	12.00%	September 2025
Olathe Behavioral Health	—	25	12.00%	May 2025
DFW Behavioral Health LLC	22	25	14.00%	May 2025
Blue Spruce Ridge MezzCo, LLC	13	—	12.00%	December 2026
West Ridge MezzCo, LLC	70	—	12.00%	December 2026
Total Notes Receivable - Related Parties	$105	$50
__________________________________
(1)     As of December 31, 2024.
(2)    During the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP and Caliber Hospitality Trust, which included activity from six hospitality funds, Elliot, and Caliber Fixed Income Fund III. This note is included in the table above despite having a $0 balance at both of the years ended December 31, 2024 and 2023, as Caliber Hospitality LP has the ability to borrow on this note up to a maximum of $12.0 million up until it matures.
During the years ended December 31, 2024 and 2023, the Company earned $0.2 million and an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of December 31, 2024 and 2023.
Other
In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of December 31, 2024 and 2023, other amounts due from related parties was $0.8 million and $1.9 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets. As of December 31, 2024 and 2023, other amounts due to related parties from the Company were $0.3 million and $0.3 million, respectively, which are included in due to related parties on the accompanying consolidated balance sheets.
Related Party Transactions of the Consolidated Funds
Notes Receivable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of December 31, 2024 and 2023 (in thousands):

Notes Receivable - Related Parties	December 31, 2024	December 31, 2023	Interest Rate(1)	Maturity Date(1)
SF Alaska, LP	$—	$14,976	12.00%	May 2025
The Ketch, LLC	—	7,198	12.00%	May 2026
Circle Lofts, LLC	—	1,797	12.00%	May 2026
Elliot & 51st Street, LLC (2)	1,198	—	12.00%	April 2026
J-25 Development Group, LLC	—	4,804	12.00%	May 2026
Caliber Diversified Opportunity Fund II, LP	—	109	12.00%	September 2025
Ridge II, LLC	—	846	12.00%	December 2024
Ironwood, LLC	—	2,703	13.00%	September 2025
Southridge, LLC	—	2,187	13.00%	July 2025
Caliber Hospitality, LP (2)	5,650	—	12.00%	September 2026
Total Notes Receivable - Related Parties	$6,848	$34,620
__________________________________
(1)     As of December 31, 2024.
(2)     During the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds, Elliot, and Caliber Fixed Income Fund III.
During the years ended December 31, 2024 and 2023, the consolidated funds earned $5.9 million and $3.7 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. $0.3 million and no interest was due to the Company as of December 31, 2024 and 2023, respectively, which is included in due from related parties on the accompanying consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Payable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes payable – related parties consisted of the following as of December 31, 2024 and 2023 (in thousands):

Notes Payable - Related Parties	December 31, 2024	December 31, 2023	Interest Rate(1)	Maturity Date(1)
Caliber Tax Advantaged Opportunity Zone Fund, LP	$—	$8,012	N/A	N/A
Caliber Tax Advantaged Opportunity Zone Fund II, LP	—	4,043	N/A	N/A
Caliber Fixed Income Fund III	2,047	—	13.00%	September 2025
Total Notes Payable - Related Parties	$2,047	$12,055
__________________________________
(1) As of December 31, 2024.
During the years ended December 31, 2024 and 2023, the consolidated funds incurred $0.3 million and $1.2 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. No interest was payable as of December 31, 2024. As of December 31, 2023, there was $0.1 million of interest expense payable which is included in due to related parties on the accompanying consolidated balance sheets. Management expects to extend these notes at maturity.
Other
In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of December 31, 2024 and 2023, there was an immaterial amount of other amounts due from related parties. As of December 31, 2024 and 2023, there was $0.1 million and an immaterial amount, respectively, of other amounts due to related parties.

Note 8 – Leases
Lessee - Company
As of December 31, 2024, the Company is the lessee under one corporate office lease which meets the criteria of an operating lease. The operating lease has a remaining lease term of 2.8 years and a 9.4% discount rate as of December 31, 2024. As of December 31, 2023, the Company is the lessee under one corporate office lease which meets the criteria of an operating lease. The operating lease has a remaining lease term of 3.8 years and a 9.4% discount rate as of December 31, 2023. As the Company’s lease does not specifically state an implicit rate, the Company uses a discount rate indicative of synthetic credit rate based on a market-specific analysis, and applied based on the lease term as of the lease commencement date or upon a remeasurement event when calculating the present value of the remaining lease payments. Therefore, the incremental borrowing rate used reflects the cost to borrow on a securitized basis. The remaining lease term does not reflect all renewal options available to the Company, only those renewal options that the Company has assessed as reasonably certain of being exercised. The operating lease agreement does not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2024, the Company does not have any material operating or financing leases with related parties or that have not yet commenced, or any sale-leaseback arrangements. Variable lease expense is primarily costs reimbursed related to common area maintenance. Fixed and variable leasing costs incurred by the Company were $0.1 million and $0.1 million, during the years ended December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities and future maturities of operating lease liabilities are immaterial.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessee - Consolidated Funds
As of December 31, 2024, the consolidated funds are the lessee under zero ground lease arrangements that meet the criteria of an operating lease. As of December 31, 2024, the consolidated funds do not have any material operating or financing leases with related parties or that have not yet commenced, or any sale-leaseback arrangements. As of December 31, 2023, the consolidated funds are the lessee under two ground lease arrangements that meet the criteria of an operating lease. The operating leases have a weighted average remaining lease term of 55.7 years and a 9.6% weighted average discount rate as of December 31, 2023. As the consolidated funds leases do not specifically state an implicit rate, the consolidated funds use discount rates indicative of synthetic credit rate based on a market-specific analysis, and applied based on the lease term as of the lease commencement date or upon a remeasurement event when calculating the present value of the remaining lease payments. Therefore, the incremental borrowing rate used reflects the cost to borrow on a securitized basis. The remaining lease term does not reflect all renewal options available to the consolidated funds, only those renewal options that the consolidated funds has assessed as reasonably certain of being exercised. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. There was no fixed lease expense for the consolidated funds for the year ended December 31, 2024. Fixed lease expense for the consolidated funds for the year ended December 31, 2023 was $1.4 million. There was $0.1 million variable lease expense for the years ended December 31, 2024 and 2023.
During the year ended December 31, 2024, there was no cash paid for operating lease liabilities or lease liabilities arising from lease modifications. During the year ended December 31, 2023, there was $1.3 million of cash paid for amounts included in the measurement of operating lease liabilities and $1.5 million of lease liabilities arising from lease modifications.
Lessor - Company
Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property, which was acquired in January 2023. As of December 31, 2024, the leases have non-cancelable remaining lease terms from 1.2 years to 9.6 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of December 31, 2024, the Company does not have any material related party leases as a lessor. The components of rental revenue for the years ended December 31, 2024 and 2023, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Year Ended December 31,
	2024	2023
Fixed	$1,859	$1,568
Variable	211	6
Total	$2,070	$1,574
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of December 31, 2024 are as follows (in thousands):

Year	Amount
2025	$1,627
2026	1,574
2027	950
2028	363
2029	256
Thereafter	1,113
Total	$5,883
Lessor - Consolidated Funds
Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of two multi-family residential properties, including Circle Lofts which was deconsolidated during the year ended December 31, 2023 and two commercial properties, including Northsight Crossing which was sold in October 2023 and DT Mesa, which was deconsolidated

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in September 2024. As of December 31, 2024, the leases have non-cancelable remaining lease terms from 0.1 years to 1.0 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of December 31, 2024, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the years ended December 31, 2024 and 2023 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Years Ended December 31,
	2024	2023
Fixed	$870	$3,520
Variable	558	525
Total	$1,428	$4,045
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of December 31, 2024 are as follows (in thousands):

Year	Amount
2025	$257
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total	$257

Note 9 – Other Liabilities
Other Liabilities of the Company
Other liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Below market leases, net	$20	$171
Tenant improvement allowance	103	99
Deposits (1)	154	113
Other	473	37
Total other liabilities	$750	$420
_________________________________
(1) Includes tenant security deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Liabilities of the Consolidated Funds
Other liabilities of the consolidated funds consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Advance key money, net	$—	$825
Deposits (1)	171	531
Sales tax payable	97	674
Other	371	370
Total other liabilities	$639	$2,400
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.
Note 10 – Income Taxes
The following table shows the components of the income tax provision (benefit) from total operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Current income tax provision (benefit)
Federal	$—	$—
State	—	—
Total	—	—

Deferred income tax provision (benefit)
Federal	(4,023)	(2,887)
State	(708)	(451)
Total	(4,731)	(3,338)

Adjustment to valuation allowance	4,731	3,338
Total income tax provision (benefit)	$—	$—
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	3.7%	3.6%
Income passed through to noncontrolling interest, federal tax	(1.7)%	(11.3)%
Income passed through to noncontrolling interest, state tax	(0.3)%	(2.0)%
Permanent differences, VIEs	(0.1)%	(0.8)%
Prior period return-to-provision adjustments	0.0%	1.9%
Nondeductible expenses	(0.5)%	(0.3)%
Change in valuation allowance	(22.1)%	(12.1)%
Effective income tax rate	0.0%	0.0%

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$17,837	$13,632
Sec 362 basis Step-up	439	439
Deferred compensation	1,929	1,780
Fixed assets	17	—
Employee stock based compensation	1,299	820
Allowance for doubtful accounts	1,018	—
Realized gain/loss on investments	1,001	—
Other	682	1,769
Total deferred tax assets	24,222	18,440
Deferred tax liabilities:
Passthrough income/loss from partnerships	(12,196)	(9,399)
Fixed assets	—	(447)
Other	(323)	(1,622)
Total deferred tax liabilities	(12,519)	(11,468)
Valuation allowance	(11,703)	(6,972)
Net deferred tax assets	$—	$—
As of December 31, 2024, the Company had approximately $72.3 million and $71.3 million of federal and state net operating losses (“NOL”), respectively, available to offset future taxable income. As of December 31, 2023, the Company had approximately $59.5 million and $59.8 million of federal and state NOL, respectively, available to offset future taxable income. The federal NOLs arising in 2017 and prior, if not utilized, begin expiring in the year 2035. Federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely but are subject to an 80% of taxable income limitation. The Arizona state NOLs arising in 2015, if not utilized, begin expiring in the year 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s federal NOL carryovers may be limited in the event of a change in control of ownership.
In assessing the need for a valuation allowance against its net deferred tax assets, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considered cumulative tax losses as a significant piece of negative evidence and established a full valuation allowance of $11.7 million and $7.0 million against the Company’s net deferred tax assets as of December 31, 2024 and 2023, respectively.
The changes to the Company’s valuation allowance during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Valuation allowance at the beginning of the year	$6,972	$3,634
Changes in valuation allowance recorded during the year	4,731	3,338
Valuation allowance at the end of the year	$11,703	$6,972
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S., Alaska, Arizona, California, Colorado, Florida, Missouri, Oregon, and Texas. The Company is currently not under income tax examination in any tax jurisdiction.

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
We apply U.S. GAAP related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We do not believe that there are any positions taken by the Company which would require recognition or disclosure in these financial statements for the years ended December 31, 2024 and 2023.
Note 11 – Supplemental Cash Flow Disclosures
Supplemental cash flow information consisted of the following for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the years ended December 31, 2024 and 2023, respectively	$5,277	$4,875
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $3 and $33 for the years ended December 31, 2024 and 2023, respectively	6,190	14,731

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Decrease in notes receivable - related party due to return of capital from investments	500	—
Decrease in notes receivable - related party due the payment of accounts payable	107	—
Increase in notes receivable - related party due to deconsolidation of VIEs	7,531	—
Decrease in due from related party due to non-cash investment rollover	200	—
Increase in accounts receivable - related party due to deconsolidation of VIEs	3,752	—
Accounts receivable - related party eliminated in consolidation of VIEs	—	1,853
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	15,710	—
Assumption of note payable	—	16,457
Corporate note rollover	1,948	—
Extinguishment of operating lease right-of-use assets	—	1,059
Extinguishment of operating lease liabilities	—	1,340
Cost of real estate investments included in accounts payable	2	242
Cost of real estate investments included in due to related parties	1	—
Investments in unconsolidated entities included in due to related parties	66	—
Investments in unconsolidated entities included in accrued expenses	41	1,339
Issuance of common stock in lieu of cash payment for accounts payable	194	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Note receivable eliminated in consolidation	—	2,946
Increase in notes receivable - related party due to transfer of pursuit costs	1,151	—
Decrease in notes receivable - related party due to return of capital from investments	1,300	—
Decrease in notes receivable related party due to payment of accounts payable	263	—
Contributions from noncontrolling interest in connection with settlement of notes - related parties	—	1,831
Increase in notes receivable - related party due to deconsolidation of VIEs	22,746	—
Increase in notes payable - related party due to deconsolidation of VIEs	2,047	—
Conversion of line of credit to term loan	4,500	—
Cost of real estate investments included in accounts payable	40	382
Cost of real estate investments included in due to related parties	—	10
Contributions from noncontrolling interests in connection with settlement of notes payable - related party	2,531	—
Establishment of operating right-of-use assets or increase from lease modifications	—	1,516
Establishment of operating lease liabilities or increase from lease modifications	—	1,516
Consolidation of VIEs
Real estate investments, net	—	86,402
Accounts receivable, net	—	4,348
Due from related parties	—	2
Operating lease - right of use assets	—	8,775
Prepaid and other assets	—	2,042
Notes payable, net	—	80,449
Notes payable - related parties	—	6,589
Accounts payable and accrued expenses	—	8,148
Due to related parties	—	28
Operating lease liabilities	—	12,441

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023
Other liabilities	—	2,158
Noncontrolling interests	—	33,732
Deconsolidation of VIEs
Real estate investments, net	137,571	85,239
Accounts receivable, net	3,071	4,973
Notes receivable - related parties	54,496	—
Operating lease - right of use assets	10,324	8,775
Prepaid and other assets	9,579	1,658
Due from related parties	20	2
Due to related parties	1,049	1,218
Notes payable, net	98,639	74,643
Notes payable - related parties	12,055	6,882
Accounts payable and accrued expenses	11,338	7,139
Operating lease liabilities	13,957	12,441
Other liabilities	1,293	1,980
Noncontrolling interests	29,041	23,777
Note 12 – Commitments and Contingencies
Commitments and Contingencies of the Company
Environmental Matters
In connection with the ownership and operation of real estate assets, the Company may potentially be liable for costs and damages related to environmental matters. The Company believes it is in material compliance with current laws and regulations and do not know of any existing environmental condition nor has it not been notified by any governmental authority of any non-compliance, liability or other claim, in each case, that could result in a material effect on our financial condition or results of operations.
Caliber Tax Advantaged Opportunity Fund LP
Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of December 31, 2024 and 2023, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.
Caliber Tax Advantaged Opportunity Fund II LLC
Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of December 31, 2024 and 2023, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.
Commitments and Contingencies of the Consolidated Funds
Franchise Agreements and Advance Key Money
The consolidated funds consolidated during the years ended December 31, 2024 and 2023, are parties to franchise agreements where the fund is required to pay monthly fees, generally consisting of royalty, program, and food and beverage fees. At

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, the consolidated hospitality fund is a party to a franchise agreement that expires in November 2026. The consolidated funds recognized total franchise fees of $2.9 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively.
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
The Company has calculated the basic and diluted earnings per share during the years ended December 31, 2024 and 2023 as follows (in thousands, except per share data):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss attributable to CaliberCos Inc.	$(19,777)	$(12,703)
Convertible debt interest	82	88
Net loss attributable to common shareholders of CaliberCos Inc.	$(19,695)	$(12,615)
Denominator:
Weighted average shares outstanding - basic	21,986	20,087
Dilutive shares - options, net	—	—
Dilutive shares - warrants, net	—	—
Dilutive shares - preferred shares	—	—
Dilutive shares - convertible debt, net	—	—
Weighted average shares outstanding - diluted	21,986	20,087

Basic net loss per share attributable to common shareholders	$(0.90)	$(0.63)
Diluted net loss per share attributable to common shareholders	$(0.90)	$(0.63)
The number of antidilutive shares consisted of the potential exercise of stock options and potential conversion of convertible debt. The following table summarizes these potential exercises and conversions during the years ended December 31, 2024 and 2023, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Years Ended December 31,
	2024	2023
Additional common shares, if stock options were exercised	2,537	2,267
Additional common shares, if warrants were exercised	12	—
Additional common shares, if preferred shares were converted	2,507	—
Additional common shares, if convertible debt were converted	139	175
	5,195	2,442

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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s real estate loan was determined by management based on a discounted future cash-flow model. As of December 31, 2024 the Company’s real estate loan had a carrying value of $15.9 million and a fair value of $12.6 million. As of December 31, 2023, the Company’s real estate loan had a carrying value of $16.2 million and a fair value of $9.5 million.
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt, advance key money, and interest rate caps have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate debt and advance key money as of December 31, 2024 and 2023 approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the instruments below were determined by management based on a discounted future cash-flow model (in thousands).

	December 31, 2024		December 31, 2023
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Hampton Inn & Suites Hotel (1)	$—	$—	$5,939	$4,762
Southpointe Fundco, LLC	1,050	1,023	1,050	1,050
Tucson East, LLC (1)	—	—	11,901	11,067
West Frontier, LLC	4,796	3,701	4,636	3,795
______________________________
(1)     During the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds, and Caliber Fixed Income Fund III.
Note 15 – Derivative Instruments
Risk Management Objective of Using Derivatives
The consolidated funds utilize derivative instruments, including interest rate caps and swaps, to reduce interest rate risk associated with its borrowings. Our consolidated funds do not intend to utilize derivatives for purposes other than interest rate risk management.
Derivatives Designated as Hedging Instruments
As of December 31, 2024 and 2023, the Company did not have any derivatives designated as hedging instruments.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives Not Designated as Hedging Instruments
The consolidated funds have entered into interest rate caps and swaps. The following table summarizes the consolidated funds non-designated derivatives as of December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024		December 31, 2023
Type of Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Interest rate swap	—	$—	1	$18,418
Interest rate cap	—	—	1	55,000
Total		$—		$73,418
The following table presents the fair value of the consolidated funds’ non-designated derivatives, as well as their classification in the consolidated balance sheets, as of December 31, 2024 and 2023 (in thousands):

Type of Derivative	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate swap	Consolidated funds - Prepaid and other assets	$—	$1,206
Interest rate cap	Consolidated funds - Prepaid and other assets	—	10
Total		$—	$1,216
The following table presents the gain or loss recognized in consolidated funds – hospitality expenses in the consolidated statements of operations for years ended December 31, 2024 and 2023 (in thousands):

	Statement of Operations Location	Years Ended December 31,
Type of Derivative		2024	2023
Interest rate swap (1)	Consolidated funds - hospitality expenses	$346	$(440)
Interest rate cap (2)	Consolidated funds - hospitality expenses	(35)	(75)
Total		$311	$(515)
______________________________
(1)     During the year ended December 31, 2024, the interest rate swap was terminated.
(2)     During the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Warrants
Beginning in 2024, the Company began issuing warrants for the purchase of its Class A Common Stock, either as stand-alone transactions or combined with other debt and/or equity instruments. The warrants may be exercised up to the fifth anniversary of their origination date and transferred independently at any time. Using the Black-Scholes model, the Company estimates the relative fair value of warrants on the date of issuance. The relative fair value of warrants is included in Paid-in capital on the consolidated balance sheets dated December 31, 2024. As of December 31, 2024, the Company had 1,058,790 warrants outstanding with a weighted average exercise price per share and weighted average remaining exercise period of $0.82 and 4.9 years, respectively.
2017 Incentive Stock Plan
The Company may award stock options to employees under the Amended and Restated 2017 Incentive Stock Plan (“2017 Plan”). The 2017 Plan allows the Company to: (i) grant stock awards, (ii) grant stock options, and (iii) offer restricted stock purchases to directors, executives and selected employees, consultants, and advisors. Options will vest if the recipient maintains constant employment through the end of the requisite service period. The following inputs and assumptions were used to calculate the weighted average fair values of the options granted for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Expected term (in years)	6.13	6.13
Volatility	35% - 36%	36% - 40%
Dividend Yield	0.00%	0.00%
Risk-free rate	3.63% - 4.52%	4.42% - 4.61%
Grant date fair value	$0.32	$0.38
Compensation expense is recognized on a straight-line basis over the service period. During the years ended December 31, 2024 and 2023, the Company recognized $2.4 million and $3.7 million, respectively, in compensation expense, related to the 2017 Plan. As of December 31, 2024 and 2023, there was $5.2 million and $0.6 million, respectively, of unrecognized compensation expense related to the 2017 Plan stock options.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables detail the activity of the 2017 Plan during the years ended December 31, 2024 and 2023:
Stock Options

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2022	2,003,088	$4.58	5.15	$2,098
Granted - Employee	330,967	2.47	—	—
Forfeited	(25,046)	6.40	—	—
Expired	(23,408)	6.47	—	—
Outstanding December 31, 2023	2,285,601	4.23	4.89	535
Granted - Employee	237,798	0.74	—	—
Granted - Nonemployee	607,851	0.74	—	—
Forfeited	(72,341)	5.40	—	—
Expired	(211,657)	5.01	—	—
Outstanding December 31, 2024	2,847,252	$3.11	5.26	$52,479
Restricted Stock Units

	Restricted Stock Units	Weighted Average Fair Value
Unvested restricted stock units at December 31, 2022	396,955	$6.73
Granted - Employee	2,282,086	1.36
Vested	(272,197)	6.57
Forfeited	(20,058)	1.49
Unvested restricted stock units at December 31, 2023	2,386,786	1.66
Granted - Employee	4,971,181	0.86
Vested	(1,246,972)	1.52
Forfeited	(656,423)	1.21
Unvested restricted stock units at December 31, 2024	5,454,572	$1.02
The restricted stock units are subject to forfeiture if the participant does not meet certain conditions such as continued employment and/or the attainment of the specified performance target over the specified service period. The performance target related to the outstanding restricted stock units is the completion of an initial public offering or exchange listing. As of December 31, 2024, there was $4.9 million of unrecognized compensation expense related to the restricted stock units. The restricted stock units have a remaining term of 2.9 years as of December 31, 2024.

2024 Incentive Stock Plan

In July 2024, the Board of Directors approved the 2024 Incentive Stock Plan (the “2024 Plan”) which will be used for future share-based compensation arrangements going forward. As of December 31, 2024, a limited number of awards have been issued under the new plan.
Note 17 – Preferred Stock
In November 2024, the Company entered in to an offering agreement to issue up to $15.0 million, of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants to purchase its Class A Common Stock (“Common Stock”), with a stated value of $20 per share and a 12% annual, non-cumulative dividend payable annually in cash or shares of common stock, at the Company’s discretion.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Series A Preferred is convertible anytime at the option of the stockholder, in four sequential tranches. Each tranche allows the stockholder to convert up to 25% of it’s initial investment, beginning at a conversion price $0.51 per share of Common Stock, and increasing in 50% increments for each successive tranche. Each tranche of Series A Preferred is is mandatorily convertible if the market price of Common Stock is 200% higher than any respective tranche’s conversion price for twenty of thirty consecutive Trading Days.
As of the year ended December 31, 2024, the Company had issued 100,000 of its Series A Preferred shares.
Note 18 – Segments
Historically, the Company’s operations were organized into three reportable segments, fund management, development, and brokerage. During the year ended December 31, 2023, the Company reevaluated its reportable segments, considering (i) the evolution of the Company after closing its initial public offering and how the Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, John C. Loeffler, assesses performance and allocates resources, (ii) changes to the budgeting process and in key personnel driven by the Company’s growth initiatives, and (iii) how management reports ongoing company performance to the Board of Directors. With the evolution and growth of the Company, the Company’s CODM assesses performance and resource allocation on an aggregate basis under the Company’s asset management platform (“Platform”), and no longer reviews operating results for development or brokerage activity separately. As such, management concluded that the Company operates through one operating segment, which it refers to as Platform.
The Company’s CODM assesses revenue, operating costs and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated investment funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Operating costs consist primarily of payroll related costs that are provided quarterly to the CODM. Platform payroll and payroll related costs were $17.8 million and $19.4 million for the years ended December 31, 2024 and 2023, respectively. Management concluded that the consolidated investment funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review, nor is he provided with the operating results of these investment funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The investment funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
For the years ended December 31, 2024 and 2023, total revenues were $20.9 million and $20.6 million, respectively, representing a period-over-period increase of 1.5%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the year ended December 31, 2024, to the revenues earned for the same period in 2023.

	Year Ended December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$12,318	$(3,109)	$9,209
Financing fees	650	(254)	396
Development and construction fees	6,751	(331)	6,420
Brokerage fees	844	10	854
Total asset management	20,563	(3,684)	16,879
Performance allocations	379	(21)	358
Total Platform revenue	$20,942	$(3,705)	$17,237

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$10,120	$(4,635)	$5,485
Financing fees	629	(408)	221
Development and construction fees	4,984	(959)	4,025
Brokerage fees	1,249	(409)	840
Total asset management	16,982	(6,411)	10,571
Performance allocations	3,656	(17)	3,639
Total Platform revenue	$20,638	$(6,428)	$14,210

The following tables present a reconciliation of Platform revenues, expenses and net loss to the most comparable GAAP measure for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$20,563	$(3,684)	$16,879
Performance allocations	379	(21)	358
Consolidated funds – hospitality revenue	—	26,476	26,476
Consolidated funds – other revenue	—	7,406	7,406
Total revenues	20,942	30,177	51,119

Expenses
Operating costs	7,136	(964)	6,172
Payroll and payroll related costs	17,768	(1)	17,767
General and administrative	6,817	(41)	6,776
Marketing and advertising	751	—	751
Depreciation and amortization	598	(5)	593
Consolidated funds – hospitality expenses	—	26,503	26,503
Consolidated funds – other expenses	—	5,870	5,870
Total expenses	33,070	31,362	64,432

Other income (loss), net	(2,654)	(439)	(3,093)
Interest income	559	(199)	360
Interest expense	(5,424)	—	(5,424)
Net loss before income taxes	(19,647)	(1,823)	(21,470)
Provision for income taxes	—	—	—
Net loss	(19,647)	(1,823)	(21,470)
Net loss attributable to noncontrolling interests	—	(1,693)	(1,693)
Net loss attributable to CaliberCos Inc.	$(19,647)	$(130)	$(19,777)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$16,982	$(6,411)	$10,571
Performance allocations	3,656	(17)	3,639
Consolidated funds – hospitality revenue	—	68,905	68,905
Consolidated funds – other revenue	—	7,822	7,822
Total revenues	20,638	70,299	90,937

Expenses
Operating costs	2,387	(497)	1,890
Payroll and payroll related costs	19,421	—	19,421
General and administrative	6,807	(37)	6,770
Marketing and advertising	1,053	(1)	1,052
Depreciation and amortization	551	(1)	550
Consolidated funds – hospitality expenses	—	80,669	80,669
Consolidated funds – other expenses	—	9,162	9,162
Total expenses	30,219	89,295	119,514

Consolidated funds – gain on sale of real estate investments	—	4,976	4,976

Other income, net	649	(275)	374
Interest income	1,863	(1,513)	350
Interest expense	(4,716)	(1)	(4,717)
Net loss before income taxes	(11,785)	(15,809)	(27,594)
Provision for income taxes	—	—	—
Net loss	(11,785)	(15,809)	(27,594)
Net loss attributable to noncontrolling interests	—	(14,891)	(14,891)
Net loss attributable to CaliberCos Inc.	$(11,785)	$(918)	$(12,703)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of Platform assets to the most comparable GAAP measure for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$1,766	$—	$1,766
Restricted cash	2,582	—	2,582
Real estate investments, net	21,782	(210)	21,572
Due from related parties	11,373	(4,303)	7,070
Investments in unconsolidated entities	16,061	(418)	15,643
Operating lease - right of use assets	4,042	(3,895)	147
Prepaid and other assets	(529)	4,030	3,501
Total assets	$57,077	$(4,796)	$52,281

	December 31, 2023
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$940	$—	$940
Restricted cash	2,569	—	2,569
Real estate investments, net	21,571	(79)	21,492
Due from related parties	23,934	(14,175)	9,759
Investments in unconsolidated entities	18,377	(15,039)	3,338
Operating lease - right of use assets	4,348	(4,155)	193
Prepaid and other assets	2,972	(191)	2,781
Total assets	$74,711	$(33,639)	$41,072
Note 19 – Subsequent Events
Management has evaluated events and transactions that occurred after December 31, 2024 through March 31, 2025, the date these consolidated financial statement were available to be issued. The following events are in addition to those matters discussed in Note 6 – Notes Payable.
On March 12, 2025, the Company was qualified to sell up to $20.0 million of Series AA cumulative redeemable preferred stock under Regulation A, which includes 800,000 shares at a stated value of $25. The Series AA offers a cumulative monthly dividend at a rate of 9.5% per annum. The preferred stock is convertible into shares of Class A Common stock. The proceeds raised by this offering will be used to retire outstanding promissory notes and for general corporate purposes.
On March 20, 2025, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P. (“Mast”), issuing a senior secured promissory note worth up to $1.7 million, a warrant for 200,000 shares of Class A common stock at $0.75 per share, and 200,000 shares of common stock. Simultaneously, the Company also entered into an equity purchase agreement with Mast to sell up to $25.0 million of common stock. This agreement also includes a common stock purchase warrant for an additional 200,000 shares at $1.50 per share. The Company proceeds were $1.2 million in cash, net of discounts.
On March 27, 2025 the Company announced the launch of the Caliber 1031 Exchange program which allows accredited investors to participate in the program either by investing $1.0 million or more from proceeds generated from a sale of real estate, or by the Company sponsoring the sale of the investors existing asset and investing those proceeds generated. In its first transaction, the Caliber 1031 Exchange executed a $10.2 million acquisition of a 602-unit self-storage facility in Rifle, Colorado,

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on behalf of a group of investors through a Tenants-in-Common arrangement. The Company received a real estate commission in the amount of $0.2 million as a result of the transaction.