Form 10-Q
period 2025-03-31
CaliberCos Inc.
filed 2025-05-15
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
There were 1,302,053 shares of common stock, comprised of 931,231 shares of Class A Common Stock and 370,822 shares of Class B Common Stock of CaliberCos Inc. as of May 13, 2025.

Explanatory Note
In this report, the term “Company” refers to CaliberCos Inc. and its wholly-owned subsidiaries. The “Consolidated Funds” refers to the Companies’ consolidated variable interest entities. The “Consolidated Company”, “Caliber”, “we”, “us”, and “our” refers to the Company and the Consolidated Funds collectively.
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2025	December 31, 2024
Assets
Cash	$845	$1,766
Restricted cash	2,518	2,582
Real estate investments, net	21,514	21,572
Notes receivable - related parties, allowance of $236 and zero, respectively	385	105
Due from related parties, allowance of $3,985	7,366	6,965
Investments in unconsolidated entities	15,523	15,643
Operating lease - right of use assets	135	147
Prepaid and other assets	2,664	3,501
Assets of consolidated funds
Cash	723	549
Restricted cash	274	—
Real estate investments, net	44,102	45,090
Accounts receivable, net	181	163
Notes receivable - related parties	6,475	6,848
Due from related parties, allowance of $28	514	320
Prepaid and other assets	424	284
Total assets	$103,643	$105,535

Liabilities and Stockholders’ Equity
Notes payable	$51,555	$50,450
Accounts payable and accrued expenses	9,421	9,532
Due to related parties	443	313
Operating lease liabilities	86	93
Other liabilities	1,317	750
Liabilities of consolidated funds
Notes payable, net	29,444	29,172
Notes payable - related parties	2,114	2,047
Accounts payable and accrued expenses	1,123	1,207
Due to related parties	16	79
Other liabilities	766	639
Total liabilities	96,285	94,282

Commitments and Contingencies (Note 11)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2025	December 31, 2024
Series A non-cumulative convertible preferred stock, $0.001 par value; 22,500,000 shares authorized, and 5,875 and 5,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$—	$—
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 795,285 and 759,370 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 370,822 shares issued and outstanding as March 31, 2025 and December 31, 2024	—	—
Paid-in capital	45,205	44,017
Accumulated deficit	(61,014)	(56,607)
Stockholders’ deficit attributable to CaliberCos Inc.	(15,808)	(12,589)
Stockholders’ equity attributable to noncontrolling interests	23,166	23,842
Total stockholders’ equity	7,358	11,253
Total liabilities and stockholders’ equity	$103,643	$105,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2025	2024
Revenues
Asset management revenues	$3,196	$3,170
Performance allocations	1	166
Consolidated funds – hospitality revenues	3,919	18,145
Consolidated funds – other revenues	145	1,470
Total revenues	7,261	22,951

Expenses
Operating costs	4,044	5,262
General and administrative	1,581	1,940
Marketing and advertising	165	106
Depreciation and amortization	157	146
Consolidated funds – hospitality expenses	3,465	16,782
Consolidated funds – other expenses	458	3,072
Total expenses	9,870	27,308

Other (loss) income, net	(366)	272
Interest income	32	117
Interest expense	(1,611)	(1,294)
Net loss before income taxes	(4,554)	(5,262)
Benefit from income taxes	—	—
Net loss	(4,554)	(5,262)
Net loss attributable to noncontrolling interests	(147)	(1,457)
Net loss attributable to CaliberCos Inc.	$(4,407)	$(3,805)
Basic and diluted net loss per share attributable to common stockholders	$(3.85)	$(3.53)
Weighted average common shares outstanding:
Basic and diluted	1,146	1,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	759	$1	371	$—	$44,017	$(56,607)	$23,842	$11,253
Issuance of preferred stock	1	—	—	—	—	—	350	—	—	350
Issuance of common stock	—	—	10	—	—	—	177	—	—	177
Equity based compensation expense	—	—	26	—	—	—	661	—	—	661
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	211	211
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(740)	(740)
Net loss	—	—	—	—	—	—	—	(4,407)	(147)	(4,554)
Balances as of March 31, 2025	6	$—	795	$1	371	$—	$45,205	$(61,014)	$23,166	$7,358

	Preferred Stock		Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2023	—	$—	694	$1	371	$—	$39,452	$(36,830)	$63,395	$66,018
Issuance of common stock	—	—	1	—	—	—	37	—	—	37
Equity based compensation expense	—	—	21	—	—	—	400	—	—	400
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	6,388	6,388
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	(670)	(670)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,604)	(1,604)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	21,183	21,183
Net (loss) income	—	—	—	—	—	—	—	(3,805)	(1,457)	(5,262)
Balances as of March 31, 2024	—	$—	716	$1	371	$—	$39,889	$(40,635)	$87,235	$86,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(4,554)	$(5,262)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	157	140
Non-cash lease expense	5	3
Equity-based compensation	661	400
Loss on extinguishment of debt	10	—
Loss on investments in unconsolidated entities	311	—
Loss on notes receivable - related parties	236	—
Amortization of above-market/below market leases and straight-line rent, net	(171)	77
Amortization of deferred financing costs and notes payable discount	89	10
Changes in operating assets and liabilities:
Due from related parties	(368)	312
Prepaid expenses, right-of-use assets and other assets	799	(93)
Accounts payable and accrued expenses	(552)	810
Due to related parties	130	(100)
Lease liabilities and other liabilities	725	104
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation	1,024	2,094
Non-cash lease expense	—	(12)
Non-cash interest expense	67	—
Loss (gain) on the disposition of real estate	6	(9)
Gain on derivative instruments	—	(159)
Amortization of advanced key money	—	(19)
Amortization of above-market/below market leases and straight-line rent, net	—	(51)
Amortization of deferred financing costs	19	285
Bad debt expense	3	—
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(18)	(1,201)
Due from related parties	(197)	1
Prepaid expenses, right-of use assets and other assets	(140)	(624)
Accounts payable and accrued expenses	(44)	1,648
Due to related parties	(63)	252
Lease liabilities and other liabilities	127	(133)
Net cash used in the Company's operating activities	(1,738)	(1,527)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Investing Activities
Investments in real estate assets	(134)	(193)
Investments in unconsolidated entities	(98)	(150)
Return of capital from unconsolidated entities	350	—
Funding of notes receivable - related parties	(576)	—
Payment received on notes receivable - related parties	60	50
Cash Flows From Investing Activities of consolidated funds
Deconsolidation of VIEs	—	(19,604)
Investments in real estate assets	(79)	(1,062)
Proceeds from the sale of real estate assets	—	293
Funding of notes receivable - related parties	—	(2,470)
Payment received on notes receivable - related parties	370	7,084
Net cash used in the Company's investing activities	(107)	(16,052)
Cash Flows From Financing Activities
Payment of deferred financing costs	(236)	(9)
Proceeds from notes payable	4,427	296
Repayments of notes payable	(2,620)	(1,144)
Proceeds from the issuance of common stock, net of issuance costs	13	—
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(10)	(66)
Proceeds from notes payable	455	3,117
Repayments of notes payable	(192)	(3,342)
Proceeds from notes payable - related parties	—	2,307
Contributions from noncontrolling interest holders	211	6,388
Redemptions of noncontrolling interests	—	(670)
Distributions to noncontrolling interest holders	(740)	(1,604)
Net cash provided by the Company's financing activities	1,308	5,273
Net Change in Cash and Restricted Cash	(537)	(12,306)
Cash and Restricted Cash at Beginning of Period	4,897	17,640
Cash and Restricted Cash at End of Period	$4,360	$5,334

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$2,315	$3,805
Restricted cash at beginning of period	2,582	13,835
Cash and restricted cash at beginning of period	4,897	17,640

Cash at end of period	1,568	2,095
Restricted cash at end of period	2,792	3,239
Cash and restricted cash at end of period	$4,360	$5,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”, “we”, “our”), is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of March 31, 2025, the Company has operations in Arizona with a focus on hospitality, multifamily, and multi-tenant industrial real estate.
In general, the Company’s private equity real estate funds are organized as operating partnerships, in which multiple unrelated passive investors own partnership interests. In addition, the Company is designated as the manager and/or general partner of the partnership. Depending on the legal structure and arrangements between the Company and the funds, the Company may or may not consolidate the partnerships for financial reporting purposes. For funds in which the Company is determined to be the controlling party or primary beneficiary for financial reporting purposes, the fund is consolidated, and the passive investors’ ownership is presented as noncontrolling interest in the accompanying condensed consolidated financial statements (“Consolidated Funds”, and collectively with the Company, the “Consolidated Company”, “Caliber”, “we”, “our”, and “us”). For funds in which we are not determined to be the controlling party for financial reporting purposes, the fund is not consolidated, and any fees earned from the fund are included in fund management revenue in the accompanying condensed consolidated financial statements. See Note 2 – Summary of Significant Accounting Policies for details.
Reverse Stock Split: 1-to-20
On April 21, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the stockholders approved a proposal authorizing a reverse stock split of the Company’s Class A common stock, par value $0.001 per share (the “Class A Common Stock”) and the Company’s Class B common stock, par value $0.001 per share (the “Class B Common Stock”, together with the Class A Common Stock, the “Common Stock”), at an exchange ratio within the range of 1-for-5 to 1-for-20, inclusive, as determined by the board of directors of the Company (the “Board”).
Following the Special Meeting, the Board approved a one-for-twenty (1-for-20) reverse stock split of the Common Stock (the “Reverse Stock Split”) and the Company filed a Certificate of Amendment (the “Amendment”) to its Third Amended and Restated Certificate of Incorporation (as amended to date, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split of its Common Stock. The Reverse Stock Split became effective on May 2, 2025 (the “Effective Date”).
As a result of the Reverse Stock Split, at the Effective Date, every twenty (20) shares of the Company’s pre-Reverse Stock Split Common Stock combined and automatically become one (1) share of Common Stock. The Company’s Class A Common Stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened for trading on May 2, 2025. As of the Effective Date, the number of outstanding shares of Class A Common Stock of the Company was reduced from 15,127,516 to 931,202 shares and the Class B Common Stock from 7,416,414 to 370,822 shares.
The Class A Common Stock continues to trade on the Nasdaq Stock Market under the existing symbol “CWD”. The Reverse Stock Split affected all holders of our Common Stock uniformly and did not affect any stockholder’s percentage ownership interests or proportionate voting power. The other principal effects of the Amendment was that the number of shares of Common Stock issuable upon conversion or exercise of notes, warrants, preferred stock and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split were appropriately adjusted pursuant to their applicable terms for the Reverse Stock Split. If applicable, the conversion price for each outstanding note and outstanding share of preferred stock and the per share exercise price of all outstanding options and warrants was increased, pursuant to their terms, in inverse proportion to the 1-for-20 split ratio such that upon conversion or exercise, the aggregate conversion price for each note or preferred stock and the aggregate exercise price payable by the option or warrant holder to the Company for shares of Common Stock subject to such option or warrant remains approximately the same as the aggregate conversion or exercise price, as applicable, prior to the Reverse Stock Split. Pursuant to the terms of the Company’s 2024 Equity Incentive Plan, shares of Common Stock available for issuance also are subject to adjustment as a result of the Reverse Stock Split.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Reverse Stock Split did not change the authorized number of shares or the par value of the Common Stock nor modify any voting rights of the Common Stock.

No fractional shares were issued in connection with the Reverse Stock Split. All shares of Common Stock held by a stockholder were aggregated subsequent to the Reverse Stock Split and each fractional share resulting from such aggregation held by a stockholder was rounded up to the next whole share.
All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
Securities Purchase Agreement
On March 20, 2025, CaliberCos Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P. (the “Investor”) as the purchaser, pursuant to which the Company issued the Investor a senior secured promissory note in the aggregate principal amount of up to $1,666,666.67 (as the principal amount thereof may be increased pursuant to the terms thereof) (the “Note”), a common stock purchase warrant for the purchase of 10,000 shares of Class A common stock, par value $0.001 (“Common Stock”), with an initial exercise price of $15.00 per share, and 10,000 shares of Common Stock (the “Commitment Shares”).
Pursuant to the Purchase Agreement, the Company entered into a registration rights agreement (the “RRA”) with the Investor to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. The Company agreed to file with the Securities and Exchange Commission (“SEC”) an initial Registration Statement covering the maximum number of Registrable Securities (as defined in the RRA) within ten (10) business days from the date that the Company filed its Form 10-K with the SEC for the period ended December 31, 2024.
Equity Line of Credit
Concurrent with the execution of the Purchase Agreement with the Investor above, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with the Investor pursuant to which the Company may sell and issue to the investor, and the investor may purchase from the Company, up to $25.0 million of Common Stock (the “Put Shares”). Under the Equity Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor, by its delivery to the Investor of a put notice from time to time, to purchase Put Shares (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to the lesser of (a) $500,000 or (b) 40% of the Average Daily Trading Value (as defined in the Equity Purchase Agreement). In connection with the Equity Purchase Agreement, the Company issued the Investor a five year common stock purchase warrant for the purchase of 10,000 shares of the Common Stock at an initial exercise price of $30.00 per share (the “ELOC Warrant”).
The Company shall not effect any sales of the Put Shares under the Equity Purchase Agreement and the Investor shall not have the obligation to purchase Put Shares under the Equity Purchase Agreement to the extent that such issuance would exceed the Exchange Cap (as defined below). Shareholder approval is required to effectuate the transactions contemplated by the Equity Purchase Agreement, including but not limited to the issuance of Common Stock and the ELOC Warrant in excess of 78,441 shares of Common Stock (the “Exchange Cap”).
Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At March 31, 2025, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At March 31, 2025, the portfolio consists of 196 unsecured notes with an aggregate principal balance of $33.2 million, of which $26.1 million of the corporate notes have matured or will mature within the 12-month period subsequent to May 15, 2025. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term.
Because the Company incurred recurring operating losses and negative cash flow from operations, and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that the Company does not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management considered the impact of these near-term maturities on the Company.
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
To satisfy the maturity of these corporate notes, the Company intends to raise $20.0 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2024, and has raised $0.2 million as of May 15, 2025. The Company also continues its push to refinance its existing 12-month term notes into its new 36-month term corporate note program. Year to date through May 13, 2025, the Company has successfully refinanced $2.8 million of 12-month term corporate notes into its new 36-month term corporate note program.
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior reporting periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $8.2 million in receivables, iii) collect all or part of its $15.9 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.
During the three months ended March 31, 2025, as part of the execution of our aforementioned plans, the Company collected $0.2 million in notes receivable and $3.5 million in accounts receivable. In addition, the Company has implemented broad-based costs reductions, most notably being further workforce reductions, which are expected to result in annualized cost savings of $1.9 million in compensation and employee benefit expenses.
After consideration of the implemented and planned actions, management concluded these plans are not within the Company’s control and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
Note 2 – Summary of Significant Accounting Policies
Accounting Policies of the Company
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the Company’s accounts, its consolidated subsidiaries, and legal entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The equity and net income or loss attributable to noncontrolling interests in subsidiaries is shown separately in the accompanying condensed consolidated balance sheets, statements of operations, and statements of changes in stockholders’ equity. All intercompany balances and transactions have been eliminated in consolidation.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Interim Unaudited Financial Data
Our condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements, including notes, are unaudited, exclude some of the disclosures required for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024.
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
Investments in Unconsolidated Entities
If an entity is not a VIE, our determination of the appropriate accounting method with respect to our investments in limited liability companies and other investments is based on voting control. For our managing member interests in limited liability companies, we are presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. We account for our non-controlling investments in these entities under the equity method. Our investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIE in which we are not the primary beneficiary are accounted for under the equity method. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the equity method investment’s earnings and distributions. Our share of the earnings or loss from equity method investments is included in other income (expenses), net on the accompanying consolidated statements of operations. The Company evaluates its investments in unconsolidated entities for impairment when events and circumstances indicate that the fair value of the entities might be less than the carrying value.
Our determination of the appropriate accounting treatment for an investment in a subsidiary requires judgment of several factors, including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. Different judgments or conclusions as to the level of our control or influence, could result in a different accounting treatment, such as consolidation. While consolidating an investment generally has no impact on the Company’s net income or stockholders’

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
deficit, consolidation does impact the individual income statement and balance sheet line items on the CaliberCos Inc. consolidated financial statements, by effectively “grossing up” the Company’s consolidated statements of operations and balance sheets.
As of March 31, 2025 and December 31, 2024, the carrying amount of our investments in unconsolidated entities was $15.5 million, and $15.6 million, respectively, net of $4.2 million and $4.0 million, respectively, of impairments primarily related to the winding down of Caliber Fixed Income Fund III (“CFIF III”) in 2024. See Note 3 – VIEs.
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three months ended March 31, 2025, the Company had impairment losses of $0.2 million related to its investments in unconsolidated entities. There were no impairment losses during the three months ended March 31, 2024.
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
For the three months ended March 31, 2025 and 2024, depreciation expense for the Company was $0.2 million and $0.1 million, respectively.
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
For the three months ended March 31, 2025 and 2024, the Company had no impairment losses related to its real estate and other long-lived assets.
Concentration of Credit Risk
Substantially all of the Company’s revenues are generated from activities completed through its Platform, including the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia. The Company mitigates the associated risk by:
•diversifying our investments in real estate across hospitality, multi-family, and multi-tenant industrial asset types;
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of March 31, 2025 and December 31, 2024. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
For the three months ended March 31, 2025 and 2024, depreciation expense was $1.0 million and $2.1 million, respectively.
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
For the three months ended March 31, 2025 and 2024, our consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The consolidated funds receive deposits for events and rooms. Such deposits are deferred and included in other liabilities on the accompanying consolidated balance sheets. The deposits are credited to consolidated funds – hospitality revenue when the specific event takes place.
Consolidated funds – other revenue
Consolidated funds – other revenue includes rental revenue of $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.
In accordance with ASC 842, Leases (“ASC 842”), at the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of March 31, 2025. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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
In addition, consolidated funds - other revenue includes interest income, which is generated by a consolidated fund’s lending activity. There was no interest income for the three months ended March 31, 2025. For the three months ended March 31, 2024, there was $1.0 million of interest income. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, our consolidated funds, including, without limitation, operating costs, depreciation and amortization, interest expense on debt held by our consolidated funds, insurance expenses, professional fees and other costs associated with administering and supporting those funds.
Accounts Receivable
Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. Our consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is uncertain, our consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. There were no allowances for doubtful accounts as of March 31, 2025 and December 31, 2024.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which serves to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance effective December 31, 2024. The adoption of this standard did not have a material effect on the Company’s balance sheet, statement of operations, or statement of cash flows, but resulted in additional disclosures in the notes to the financial statements, most notably payroll and payroll related costs as a significant segment expense. See Note 16 – Segments for detail.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On March 7, 2024, L.T.D. Hospitality Group LLC (“L.T.D.”) contributed one hotel from its portfolio to Caliber Hospitality, LP in exchange for $4.9 million in cash, net of closing costs, and $9.6 million in operating partnership units. In conjunction with the L.T.D. contribution, Caliber Hospitality, LP entered into a new $14.1 million loan facility with a third party lender resulting in a consolidation reconsideration event. Upon this reconsideration event, the Company reconsidered its consolidation conclusion, given the change in economics, and concluded that it was no longer the primary beneficiary, as its potential obligation to absorb the losses, through its guarantee of the indebtedness secured by the hospitality assets, was no longer significant to Caliber Hospitality, LP or the Caliber Hospitality Trust. As such, during the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries. The Company aggregated and reported the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying condensed consolidated statements of operations through the date of deconsolidation.
Additionally, during 2024, the Company deconsolidated Elliot, DT Mesa, and CFIF III. The Company’s investment in these assets, as well as the assets of Caliber Hospitality, LP, are no longer eliminated and are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets dated March 31, 2025 and December 31, 2024.
See Note 11 – Commitments and Contingencies for information related to the commitments and contingencies of these VIEs.
Note 4 – Real Estate Investments
There were no material asset acquisitions or dispositions by the Company or the consolidated funds during the three months ended March 31, 2025 and 2024.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Prepaid and Other Assets
Prepaid and Other Assets of the Company
Prepaid and other assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Pursuit costs (1)	$713	$1,335
Prepaid expenses	702	800
Accounts receivable, net	408	413
Deposits	45	63
Finance lease - right of use assets	38	42
Other assets	758	848
Total prepaid and other assets	$2,664	$3,501

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

Prepaid and Other Assets of the Consolidated Funds
Prepaid and other assets of the consolidated funds consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$245	$114
Deposits	52	57
Deferred franchise fees, net	61	62
Inventory	66	51
Total prepaid and other assets	$424	$284
Note 6 – Notes Payable
Notes Payable of the Company
Notes payable consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

Notes Payable	March 31, 2025	December 31, 2024	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$30,636	$31,763	11.05%	July 2023 - March 2028
Convertible corporate notes	2,587	1,050	6.16%	April 2024 - September 2026
Real estate loans	17,020	15,934	4.69%	February 2027 - November 2029
Other loans	2,646	2,175	54.49%	December 2024 - September 2025
Total notes payable	52,889	50,922
Deferred financing costs, net	(421)	(243)
Discount on corporate note	(913)	(229)
Total notes payable, net	$51,555	$50,450
__________________________________
(1) As of March 31, 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.
Gateway II HoldCo, LLC
On January 31, 2023, Caliber assumed a loan which is secured by the Company’s headquarters office building. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of March 31, 2025 and December 31, 2024, the outstanding principal balance of the loan was $15.9 million. As of March 31, 2025, the debt service coverage ratio required by the loan agreement was not satisfied, which per the terms of the agreement required the Company to transfer funds to a cash management account.
Saddleback Ranch, LLC
In February 2025, Caliber entered into a $1.2 million financing agreement which is secured by a deed of trust for the land owned by Saddleback Ranch, LLC. The financing agreement has a fixed interest rate of 10.00% through February 2026, then a fixed rate of 14.00% until maturity in February 2027. The financing agreement requires an interest only payment in February 17, 2026, with all accrued interest added to the outstanding balance monthly. Beginning in February 18, 2026, interest only payments are due quarterly, with the final interest and principal amount due upon maturity. The terms of the financing agreement do not allow the repayment of the outstanding balance in part prior to maturity, but does allow for the entire outstanding balance to be repaid at any time before the maturity date. As of March 31, 2025, the outstanding principal balance of the loan was $1.2 million.
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
As of March 31, 2025, there were 196 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 5.00% to 12.00%, with a weighted average interest rate of 10.67%, and maturity dates ranging from July 2023 to March 2028. During the three months ended March 31, 2025, there were no conversions of debt into common stock. As of May 15, 2025, an aggregate of $26.1 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued.
As of December 31, 2024, there were 202 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.30%, and maturity dates ranging from April 2023 to December 2027.
The Company has issued corporate notes with a conversion feature. The conversion price is $151.40 per share of common stock. The holders of the convertible corporate notes can elect to convert all or any portion of the balance at any time. As of March 31, 2025 and December 31, 2024, the value of the conversion feature was zero.
Other Loans
The Company executed short-term operating loan agreements with an aggregate outstanding balance of $2.6 million. The short-term operating loan agreements incur interest rates ranging from 12.00% to 212.94% and mature from December 31, 2024 to September 2025. In addition, the Company executed insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums with an aggregate outstanding balance of $0.1 million at March 31, 2025, primarily consisting of premiums for directors' and officers' insurance. The insurance premiums financing agreements incur interest rates ranging from 7.96% to 9.15%, and mature in August 2025 and September 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future Minimum Payments
The following table summarizes the scheduled principal repayments of our indebtedness as of March 31, 2025 (in thousands):

Year	Amount
April 1, 2025 - December 31, 2025	$27,075
2027	4,137
2028	3,619
2029	3,366
2030	14,692
Thereafter	—
Total	$52,889
Deferred Financing Costs
Amortization of deferred financing costs during the three months ended March 31, 2025 and 2024, was immaterial. There were no deferred financing cost write-offs during each of the three months ended March 31, 2025 and 2024.
Notes Payable of the Consolidated Funds
Notes payable of the consolidated funds consisted of the following as of March 31, 2025 and December 31, 2024, respectively (in thousands):

Notes Payable	March 31, 2025	December 31, 2024	Interest Rate (1)	Maturity date (1)
Real Estate Loans
DoubleTree by Hilton Tucson Convention Center	17,844	17,962	6.94%	August 2027
Southpointe Fundco, LLC	1,050	1,050	11.99%	September 2025
West Frontier Holdco, LLC	5,100	4,777	6.35%	February 2038
Total Real Estate Loans	23,994	23,789
Member notes	5,600	5,600	10.00%	June 2025
Other loans	77	19	7.96%	September 2025
Total notes payable	29,671	29,408
Deferred financing costs, net	(227)	(236)
Total notes payable, net	$29,444	$29,172
__________________________________
(1) As of March 31, 2025.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of March 31, 2025.
DoubleTree by Hilton Tucson Convention Center
In August 2019, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of the DoubleTree by Hilton Tucson Convention Center located in Tucson, Arizona. The loan has a variable interest rate per annum equal to LIBOR plus 2.50%. In connection with the loan, the consolidated fund entered into an interest rate swap agreement, which sets the interest at a fixed rate of 4.22% from September 2022 through August 2027. The loan required interest-only payments until September 2022 and principal and interest payments thereafter until maturity. The terms of the loan allow for the prepayment of the outstanding balance in whole or in part at any time prior to the maturity date. The loan matures in August 2027 and is guaranteed by the Company. In May 2024, the consolidated fund terminated the interest rate swap agreement and received $1.6 million. In May 2025, the consolidated fund paid the loan amount outstanding in full.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2025, the consolidated fund entered into a $22.5 million loan agreement which is secured by a deed of trust and assignment of rents of the DoubleTree by Hilton Tucson Convention Center located in Tucson, Arizona. Per the terms of the loan agreement, the loan has a fixed interest rate of 7.43%, matures in June 2030, and requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance prior to the maturity date but can be prepaid subject to certain conditions and terms outlined in the loan agreement. The loan is not guaranteed by the Company.
Southpointe Fundco, LLC
In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan initially had a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. In November 2023, an extension agreement was executed with the lender, extending the maturity date to March 2024 and amending the interest to a fixed rate of 11.99%. In February 2024, August 2024, and March 2025, extension agreements were executed with the lender, extending the maturity date to September 2024, March 2025, and then September 2025, respectively. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company.
West Frontier Holdco, LLC
In March 2023, the consolidated fund entered into a construction loan agreement which is secured by a deed of trust and assignment of rents of a multi-family residential property in Payson, Arizona. Upon completion of the construction project, subject to conditions in the agreement, the loan converts to a term loan. The loan requires interest-only payments until March 2025 and principal and interest payments until March 2028, at a fixed interest rate of 6.35%. In April 2028, the loan requires principal and interest payments until maturity in February 2038, at a rate of the five year Treasury Constant Federal Reserve Index plus 2.50%. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by individuals who are affiliates of the Company. In April 2025, the loan was converted into a term loan with the interest rate, repayment schedule and prepayment terms remaining the same.
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
Other Loans
The Company executed insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums for $0.1 million, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurs interest at 7.96%, and matures in September 2025.
Future Debt Maturities
As of March 31, 2025, the future aggregate principal repayments due on the Company’s notes payable are as follows (in thousands):

Year	Amount
April 1, 2025 - December 31, 2025	$7,130
2027	561
2028	17,050
2029	69
2030	69
Thereafter	4,792
Total	$29,671

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs
Amortization of deferred financing costs during the three months ended March 31, 2025 and 2024, was zero and $0.3 million, respectively. There were no deferred financing cost write-offs during each of the three months ended March 31, 2025 and 2024.
Note 7 – Related Party Transactions
Related Party Transactions of the Company
Platform Revenues
The table below shows the total revenues earned for providing services under Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Fund management fees	$2,478	$1,378
Financing fees	52	2
Development and construction fees	470	1,531
Brokerage fees	196	259
Total asset management	3,196	3,170
Performance allocations	1	166
Total related party Platform revenue	$3,197	$3,336
As of March 31, 2025 and December 31, 2024, amounts due to the Company from related parties for services performed under the Platform was $6.3 million and $6.2 million, respectively, net of allowance for doubtful accounts of $3.3 million and $3.1 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets.
Notes Receivable
The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.
The following table summarizes the notes receivable – related parties as of March 31, 2025 and December 31, 2024 (in thousands):

Notes Receivable - Related Parties	March 31, 2025	December 31, 2024	Interest Rate (1)	Maturity Date (1)
Olathe Behavioral Health	$5	$—	12.00%	January 2027
Encore Caliber Holdings, LLC	21	—	12.00%	March 2027
Caliber Hospitality LP	5	—	12.00%	April 2027
DFW Behavioral Health LLC	88	22	12.00%	May 2025
Blue Spruce Ridge MezzCo, LLC	47	13	12.00%	December 2026
West Ridge MezzCo, LLC	219	70	12.00%	December 2026
Ironwood (2)	—	—	12.00%	January 2027
The Ketch (2)	—	—	12.00%	February 2027
SF Alaska (2)	—	—	12.00%	February 2027
	$385	$105
__________________________________
(1) As of March 31, 2025.
(2) The Company entered into unsecured promissory notes with related parties which were repaid or impaired during the three months ended March 31, 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended March 31, 2025 and 2024, the Company earned immaterial interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of March 31, 2025 and December 31, 2024.
The March 31, 2025 note receivable - related parties balance above is net of a $0.2 million an allowance for doubtful accounts. There was no allowance at December 31, 2024.
Other
In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of March 31, 2025 and December 31, 2024, other amounts due from related parties was $1.1 million and $0.8 million, respectively, net of allowance for doubtful accounts of $0.7 million and $0.9 million, respectively, and are included in due from related parties on the accompanying condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, other amounts due to related parties from the Company were $0.4 million and $0.3 million, respectively, which are included in due to related parties on the accompanying condensed consolidated balance sheets.
Related Party Transactions of the Consolidated Funds
Notes Receivable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

Notes Receivable - Related Parties	March 31, 2025	December 31, 2024	Interest Rate(1)	Maturity Date(1)
Caliber Hospitality, LP	$5,450	$5,650	12.00%	September 2026
Elliot & 51st Street, LLC	1,025	1,198	12.00%	April 2026
Total Notes Receivable - Related Parties	$6,475	$6,848
__________________________________
(1) As of March 31, 2025.
During the three months ended March 31, 2025 and 2024, the consolidated fund earned zero and $1.0 million of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. Interest due to the Company was $0.4 million and $0.3 million as of March 31, 2025 and December 31, 2024, which is included in prepaid and other assets on the accompanying consolidated balance sheets.
Notes Payable
At March 31, 2025 and December 31, 2024, the consolidated funds had a note payable outstanding of $2.1 million and $2.0 million, respectively, to Caliber Fixed Income Fund III. The note has a fixed interest rate of 13.00% and matures in September 2025.
During the three months ended March 31, 2025 and 2024, the consolidated funds incurred $0.1 million and $0.3 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying consolidated statements of operations. As of March 31, 2025, there was an immaterial amount of interest payable which is included in due to related parties on the accompanying consolidated balance sheets. No interest was payable as of December 31, 2024.
Other
In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
generally unsecured, interest-free, and due on demand. As of March 31, 2025, other amounts due from related parties was $0.1 million and as of December 31, 2024, there were an immaterial amount of other amounts due from related parties, which is included in prepaid and other assets on the accompanying consolidated balance sheets. As of March 31, 2025 and December 31, 2024, there was an immaterial amount and $0.1 million, respectively, of other amounts due to related parties, which is included in due to related parties on the accompanying consolidated balance sheets.
Note 8 – Leases
Lessor - Company
Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property, which was acquired in January 2023. As of March 31, 2025, the leases have non-cancelable remaining lease terms from 0.9 years to 9.3 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of March 31, 2025, the Company does not have any material related party leases as a lessor. The components of rental revenue for the three months ended March 31, 2025 and 2024, are presented in the table below (in thousands): Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended March 31,
	2025	2024
Fixed	$233	$437
Variable	56	77
Total	$289	$514
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of March 31, 2025, are as follows (in thousands):

Year	Amount
April 1, 2025 - December 31, 2025	$1,295
2026	1,652
2027	1,031
2028	445
2029	342
Thereafter	1,120
Total	$5,885
Lessor - Consolidated Funds
Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of one multi-family residential property. As of March 31, 2025, the leases have non-cancelable remaining lease terms from 0.2 years to 0.9 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of March 31, 2025, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the three months ended March 31, 2025 and 2024 (in thousands) are presented in the table below. Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended March 31,
	2025	2024
Fixed	$177	$294
Variable	(35)	128
Total	$142	$422

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of March 31, 2025, are as follows (in thousands):

Year	Amount
April 1, 2025 - December 31, 2025	$258
2026	14
2027	—
2028	—
2029	—
Thereafter	—
Total	$272
Note 9 – Other Liabilities
Other Liabilities of the Company
Other liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Deposits (1)	$154	$154
Tenant improvement allowance	123	103
Finance lease liability	40	44
Below market leases, net	—	20
Other	1,000	429
Total other liabilities	$1,317	$750
_________________________________
(1) Includes tenant security deposits.
Other Liabilities of the Consolidated Funds
Other liabilities of the consolidated funds consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Deposits (1)	241	171
Sales tax payable	162	97
Other	363	371
Total other liabilities	$766	$639
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures
Supplemental cash flow information consisted of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the three months ended March 31, 2025 and 2024, respectively	$1,464	$1,254
Non-cash bonus settlement via employee accounts receivable offset	33	—
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $1 and $2 for the three months ended March 31, 2025 and 2024, respectively	667	3,488

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Increase in note receivable - related party due to deconsolidation of VIEs	—	6,749
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	—	6,238
Cost of real estate investments included in accounts payable	—	107
Investments in unconsolidated entities for investor buy-out	443	—
Issuance of common stock in lieu of cash payment for accounts payable	—	36
Corporate note rollovers	4,760	—
Conversion of corporate note to preferred stock, including warrants	350	—
Corporate note increase due to rollovers, net of discounts	215	—
Non-cash issuance of convertible note and related common stock	89	—
Issuance of warrants related to common stock	75	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Increase in note receivable - related party due to deconsolidation of VIEs	—	10,341
Decrease in notes receivable - related party due to payment of accounts payable	3	—
Cost of real estate investments included in accounts payable	—	45
Cost of real estate investments included in due to related parties	—	7
Deconsolidation of VIEs
Real estate investments, net	—	83,282
Accounts receivable, net	—	2,808
Operating lease - right of use assets	—	10,327
Prepaid and other assets	—	8,453
Due from related parties	—	3
Due to related parties	—	101
Notes payable, net	—	82,024
Notes payable - related parties	—	14,362
Accounts payable and accrued expenses	—	10,655
Operating lease liabilities	—	13,957
Other liabilities	—	1,236
Noncontrolling interests	—	40,787

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Caliber Tax Advantaged Opportunity Fund LP
Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of March 31, 2025 and December 31, 2024, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.
Caliber Tax Advantaged Opportunity Fund II LLC
Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of March 31, 2025 and December 31, 2024, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.
Commitments and Contingencies of the Consolidated Funds
Franchise Agreements
The consolidated funds consolidated during the three months ended March 31, 2025 and 2024, are parties to franchise agreements where the fund is required to pay monthly fees, generally consisting of royalty, program, and food and beverage fees. At March 31, 2025, the consolidated hospitality fund is a party to a franchise agreement that expires in November 2026. The consolidated funds recognized total franchise fees of $0.3 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.
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
All share and per share amounts in the earnings per share calculation and dilutive share calculations below have been effected for the Reverse Stock Split, retroactively, for all periods presented.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has calculated the basic and diluted earnings per share during the three months ended March 31, 2025 and 2024 as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to CaliberCos Inc.	$(4,407)	$(3,805)
Convertible debt interest	22	22
Net loss attributable to common shareholders of CaliberCos Inc.	$(4,385)	$(3,783)
Denominator:
Weighted average shares outstanding - basic and diluted	1,146	1,077

Basic and diluted net loss per share attributable to common shareholders	$(3.85)	$(3.53)
The number of antidilutive shares consisted of the potential exercise of stock options and potential conversion of convertible debt. The following table summarizes these potential exercises and conversions during the three months ended March 31, 2025 and 2024, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended March 31,
	2025	2024
Additional common shares, if stock options were exercised	115	113
Additional common shares, if warrants were exercised	(60)	—
Additional common shares, if preferred shares were converted	145	—
Additional common shares, if convertible debt were converted	17	9
	217	122
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s real estate loans was determined by management based on a discounted future cash-flow model. As of March 31, 2025, the Company’s real estate loans had a carrying value of $17.0 million and a fair value of $14.1 million. As of December 31, 2024, the Company’s real estate loans had a carrying value of $15.9 million and a fair value of $12.6 million.
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt, advance key money, and interest rate caps have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
consolidated funds’ variable rate debt and advance key money as of March 31, 2025 and December 31, 2024, approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	March 31, 2025		December 31, 2024
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Southpointe Fundco, LLC	$1,050	$997	$1,050	$1,023
West Frontier, LLC	5,100	2,597	4,796	3,701
Note 14 – Derivative Instruments
Risk Management Objective of Using Derivatives
The consolidated funds utilize derivative instruments, including interest rate caps and swaps, to reduce interest rate risk associated with its borrowings. Our consolidated funds do not intend to utilize derivatives for purposes other than interest rate risk management.
Derivatives Designated as Hedging Instruments
As of March 31, 2025 and December 31, 2024, the Company did not have any derivatives designated as hedging instruments.
Derivatives Not Designated as Hedging Instruments
As of March 31, 2025 and December 31, 2024, the Company did not have any non-designated derivatives.
The following table presents the gain or loss recognized in consolidated funds - hospitality expenses in the consolidated statements of operations for three months ended March 31, 2025 and 2024 (in thousands):

Type of Derivative	Statement of Operations Location	Three Months Ended March 31,
		2025	2024
Interest rate swap (1)	Consolidated funds - hospitality expenses	$—	$195
Interest rate cap (2)	Consolidated funds - hospitality expenses	—	(35)
Total		$—	$160
__________________________________
(1) The interest rate swap was terminated during the second quarter of 2024.
(2) During the three months ended March 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.
Note 15 – Preferred Stock
In November 2024, the Company entered in to an offering agreement to issue up to $15.0 million, of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants to purchase its Class A Common Stock (“Common Stock”), with a stated value of $20 per share and a 12% annual, non-cumulative dividend payable annually in cash or shares of common stock, at the Company’s discretion.
The Series A Preferred is convertible anytime at the option of the stockholder, in four sequential tranches. Each tranche allows the stockholder to convert up to 25% of its initial investment, beginning at a conversion price $10.23 per share of Common Stock, and increasing in 50% increments for each successive tranche. Each tranche of Series A Preferred is mandatorily convertible if the market price of Common Stock is 200% higher than any respective tranche’s conversion price for 20 of 30 consecutive Trading Days.
As of March 31, 2025 and December 31, 2024, the Company had 5,875 and 5,000 shares, respectively, of its Series A Preferred stock issued and outstanding, representing additional paid-in capital of $2.4 million and $2.0 million, respectively.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Warrants
Prior to the Reverse Stock Split, the Company had warrants outstanding to purchase a total of 2,201,123 shares of Class A common stock, at weighted average exercise price of $0.96 per share.
As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, the number of warrants outstanding to purchase a share of Class A Common Stock was proportionately decreased at a 20:1 ratio consistent with the increase 20:1 increase in the price of a share of Class A Common Stock. There was no change to the value of the warrant as a result of this adjustment.
The below warrant disclosure has been effected for the Reverse Stock Split.
The Company issues warrants for the purchase of its Class A Common Stock, either as stand-alone transactions or combined with other debt and/or equity instruments. The warrants may be exercised up to the fifth anniversary of their origination date and transferred independently at any time. Using the Black-Scholes model, the Company estimates the relative fair value of warrants on the date of issuance. The relative fair value of warrants is included in Paid-in capital on the condensed consolidated balance sheets dated March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company had warrants outstanding to purchase 110,065 and 52,943 shares of Class A Common Stock, with a weighted average exercise price per share of $19.18 and $16.41, and weighted average remaining exercise periods of 4.8 and 4.7 years, respectively.
Note 16 – Segments
The Company operates through one operating segment, its asset management platform which it refers to simply as “Platform”. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, John C. Loeffler. The Company’s CODM assesses performance and allocates resources based on the results of Platform operations,
The Company’s CODM assesses revenue, operating costs and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated investment funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Operating costs consist primarily of payroll related costs that are provided quarterly to the CODM. Platform payroll and payroll related costs were $3.7 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively. Management concluded that the consolidated investment funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review, nor is he provided with the operating results of these investment funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The investment funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
For the three months ended March 31, 2025 and 2024, total revenues were $3.5 million and $4.7 million, respectively, representing a period-over-period decrease of 24.9%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended March 31, 2025, to the revenues earned for the same period in 2024.

	Three Months Ended March 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$2,744	$(274)	$2,470
Financing fees	74	(22)	52
Development and construction fees	528	(58)	470
Brokerage fees	196	8	204
Total asset management	3,542	(346)	3,196
Performance allocations	7	(6)	1
Total Platform revenue	$3,549	$(352)	$3,197

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$2,569	$(1,191)	$1,378
Financing fees	73	(71)	2
Development and construction fees	1,654	(123)	1,531
Brokerage fees	259	—	259
Total asset management	4,555	(1,385)	3,170
Performance allocations	171	(5)	166
Total Platform revenue	$4,726	$(1,390)	$3,336
The following tables present a reconciliation of Platform revenues, expenses and net loss to the most comparable GAAP measure for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,542	$(346)	$3,196
Performance allocations	7	(6)	1
Consolidated funds – hospitality revenue	—	3,919	3,919
Consolidated funds – other revenue	—	145	145
Total revenues	3,549	3,712	7,261

Expenses
Operating costs	508	(124)	384
Payroll and payroll related costs	3,660	—	3,660
General and administrative	1,592	(11)	1,581
Marketing and advertising	165	—	165
Depreciation and amortization	162	(5)	157
Consolidated funds – hospitality expenses	—	3,465	3,465
Consolidated funds – other expenses	—	458	458
Total expenses	6,087	3,783	9,870

Other income (loss), net	6	(372)	(366)
Interest income	33	(1)	32
Interest expense	(1,611)	—	(1,611)
Net loss before income taxes	(4,110)	(444)	(4,554)
Provision for income taxes	—	—	—
Net loss	(4,110)	(444)	(4,554)
Net loss attributable to noncontrolling interests	—	(147)	(147)
Net loss attributable to CaliberCos Inc.	$(4,110)	$(297)	$(4,407)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,555	$(1,385)	$3,170
Performance allocations	171	(5)	166
Consolidated funds – hospitality revenue	—	18,145	18,145
Consolidated funds – other revenue	—	1,470	1,470
Total revenues	4,726	18,225	22,951

Expenses
Operating costs	701	(222)	479
Payroll and payroll related costs	4,783	—	4,783
General and administrative	1,949	(9)	1,940
Marketing and advertising	106	—	106
Depreciation and amortization	183	(37)	146
Consolidated funds – hospitality expenses	—	16,782	16,782
Consolidated funds – other expenses	—	3,072	3,072
Total expenses	7,722	19,586	27,308

Other income, net	452	(180)	272
Interest income	285	(168)	117
Interest expense	(1,295)	1	(1,294)
Net loss before income taxes	(3,554)	(1,708)	(5,262)
Provision for income taxes	—	—	—
Net loss	(3,554)	(1,708)	(5,262)
Net loss attributable to noncontrolling interests	—	(1,457)	(1,457)
Net loss attributable to CaliberCos Inc.	$(3,554)	$(251)	$(3,805)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of Platform assets to the most comparable GAAP measure for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Cash	$845	$—	$845
Restricted cash	2,518	—	2,518
Real estate investments, net	21,776	(262)	21,514
Notes receivable - related parties	385	—	385
Due from related parties	7,357	9	7,366
Investments in unconsolidated entities	15,941	(418)	15,523
Operating lease - right of use assets	3,937	(3,802)	135
Prepaid and other assets	2,966	(302)	2,664
Total assets	$55,725	$(4,775)	$50,950

	December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Cash	$1,766	$—	$1,766
Restricted cash	2,582	—	2,582
Real estate investments, net	21,782	(210)	21,572
Notes receivable - related parties	230	(125)	105
Due from related parties	11,143	(4,178)	6,965
Investments in unconsolidated entities	16,061	(418)	15,643
Operating lease - right of use assets	4,042	(3,895)	147
Prepaid and other assets	(529)	4,030	3,501
Total assets	$57,077	$(4,796)	$52,281
Note 17 – Subsequent Events
Management has evaluated events and transactions that occurred after March 31, 2025 through May 15, 2025, the date these condensed consolidated financial statement were available to be issued. See below material events and transactions in addition to those matters discussed in Note 1 – Organization and Liquidity and Note 6 – Notes Payable.
Craft Capital Management Underwriting Agreement
On April 17, 2025, the Company entered into an Underwriting Agreement with Craft Capital Management LLC, as representative to the underwriters (the “Representative”), to issue and sell (i) 120,000 units (the “Units”) at a price of $7.50 per Unit. Each Unit consists of one share of Class A common stock of the Company and one right to receive one-fifth of one share of Class A common stock; and (ii) representative warrants to purchase shares of Class A common stock equal to 8% of the aggregate number of Units sold. In connection with this offering, the Company issued Mast Hill 2,000 shares of Class A common stock in connection with Mast Hill’s waiver of certain terms under the Mast Hill Purchase Agreement, the Mast Hill Note and the Mast Hill Warrants.
Development Rights Agreement with Hyatt Hotels Corporation Affiliate
On May 8, 2025, the Company announced that Caliber Hospitality Development (“CHD”) has entered into a Development Rights Agreement with an affiliate of Hyatt Hotels Corporation (NYSE: H) to exclusively develop 15 new Hyatt Studios hotels in target market areas within Arizona, Colorado, Nevada, Texas and Louisiana.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I - Financial Information,” including the related notes to the consolidated financial statements contained therein.
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
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds but are under contract to purchase. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at March 31, 2025, up through sale, we estimate the Company could earn up to $87.7 million in performance allocations. As of March 31, 2025, we are actively developing 1,776 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.1 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing.
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
•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust, (as defined in Note 3 – VIEs), the Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
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

•Real estate development revenues are generally based on two fee-based contracts, not to exceed 6.0%. The first, a real estate development contract that provides for up to 4.0% of the total expected costs of the development and is paid for services performed by Caliber Development, LLC as the principal developer of Caliber projects. These services may include obtaining new entitlements or zoning changes and managing and supervising third-party developers. The second, a construction management contract that provides for up to 4.0% of the total expected costs of the construction project for services provided managing general contractors with respect to the construction of the properties owned by the funds. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, construction management fee revenue is recognized over time as the performance obligations are satisfied.
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
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, John C. Loeffler. The CODM assesses revenue, operating expenses and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated investment funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Management concluded that the consolidated investment funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review the operating results of these investment funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The investment funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
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

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through March 31, 2025 of $745.8 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that Caliber manages throughout the deal cycle will continue to offer an attractive value proposition to investors.
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

Business Environment

Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 2.4% in March 2025. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 50 basis points in September 2024, by 25 basis points in November 2024, and by 25 basis points in December 2024, resulting in a target rate range of 4.25% to 4.50% at March 31, 2025. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for Caliber’s funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to Caliber’s early years of operations. In both a buyer’s market and a stressed or distressed market, Caliber expects its business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows Caliber to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.
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
Other (Loss) Income
Other (loss) income includes rental revenue, interest expense and interest income.

Results of Operations
Comparison of the Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries during the three months ended March 31, 2024. The following table and discussion provide insight into our consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$3,196	$3,170	$26	0.8%
Performance allocations	1	166	(165)	(99.4)%
Consolidated funds – hospitality revenues	3,919	18,145	(14,226)	(78.4)%
Consolidated funds – other revenues	145	1,470	(1,325)	(90.1)%
Total revenues	7,261	22,951	(15,690)	(68.4)%

Expenses
Operating costs	4,044	5,262	(1,218)	(23.1)%
General and administrative	1,581	1,940	(359)	(18.5)%
Marketing and advertising	165	106	59	55.7%
Depreciation and amortization	157	146	11	7.5%
Consolidated funds – hospitality expenses	3,465	16,782	(13,317)	(79.4)%
Consolidated funds – other expenses	458	3,072	(2,614)	(85.1)%
Total expenses	9,870	27,308	(17,438)	(63.9)%

Other (loss) income, net	(366)	272	(638)	(234.6)%
Interest income	32	117	(85)	(72.6)%
Interest expense	(1,611)	(1,294)	317	24.5%
Net loss before income taxes	(4,554)	(5,262)	708	13.5%
Benefit from income taxes	—	—	—	0.0%
Net loss	(4,554)	(5,262)	708	13.5%
Net loss attributable to noncontrolling interests	(147)	(1,457)	(1,310)	(89.9)%
Net loss attributable to CaliberCos Inc.	$(4,407)	$(3,805)	$(602)	(15.8)%
For the three months ended March 31, 2025 and 2024, total revenues were $7.3 million and $23.0 million, respectively, representing a period-over-period decrease of 68.4%, which was primarily due to a decrease in consolidated fund revenues resulting from the deconsolidation of Caliber Hospitality Trust and Caliber Hospitality, LP and its consolidated subsidiaries in March 2024. In addition, Elliot & 51st St LLC (“Elliot”), DT Mesa Holdco II, LLC (“DT Mesa”), and CFIF III were deconsolidated during the year ended December 31, 2024. This decrease, was partially offset by an increase in asset management revenues, primarily driven by an increase in fund management revenues. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the three months ended March 31, 2025 and 2024, total expenses were $9.9 million and $27.3 million, respectively, representing a period-over-period decrease of 63.9%. The decrease was primarily due to a decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality Trust, Caliber Hospitality, LP, Elliot, DT Mesa, and CFIF III.

Comparison of the Platform (Unconsolidated) Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the three months ended March 31, 2025 and 2024 (in thousands): Unconsolidated Platform revenues and expenses are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. As a result, unconsolidated Platform revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because fee revenue is eliminated in consolidation when it is derived from a consolidated fund and due to the exclusion of the fund revenue recognized by the consolidated funds. Furthermore, unconsolidated Platform expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds. See the Non-GAAP Measures section below for reconciliations of the unconsolidated Platform results to the most comparable U.S. GAAP measure.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$3,542	$4,555	$(1,013)	(22.2)%
Performance allocations	7	171	(164)	(95.9)%
Total revenues	3,549	4,726	(1,177)	(24.9)%

Expenses
Operating costs	4,168	5,484	(1,316)	(24.0)%
General and administrative	1,592	1,949	(357)	(18.3)%
Marketing and advertising	165	106	59	55.7%
Depreciation and amortization	162	183	(21)	(11.5)%
Total expenses	6,087	7,722	(1,635)	(21.2)%

Other income, net	6	452	(446)	(98.7)%
Interest income	33	285	(252)	(88.4)%
Interest expense	(1,611)	(1,295)	316	(24.4)%
Net loss before income taxes	(4,110)	(3,554)	(556)	15.6%
Benefit from income taxes	—	—	—	0.0%
Net loss	$(4,110)	$(3,554)	$(556)	15.6%
For the three months ended March 31, 2025 and 2024, total revenues were $3.5 million and $4.7 million, respectively, representing a period-over-period decrease of 24.9%. The table below (in thousands) compares the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended March 31, 2025, to the revenues earned for the same period in 2024.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Fund management fees	2,744	2,569	175	6.8%
Financing fees	74	73	1	1.4%
Development and construction fees	528	1,654	(1,126)	(68.1)%
Brokerage fees	196	259	(63)	(24.3)%
Total asset management	3,542	4,555	(1,013)	(22.2)%
Performance allocations	7	171	(164)	(95.9)%
Total unconsolidated Platform revenue	$3,549	$4,726	$(1,177)	(24.9)%
The increase in fund management fees is related to an increase in managed capital and fees earned from the Caliber Hospitality Trust related to the acquisition of one hotel property. Fund management fees are based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.

The decrease in development and construction fees is primarily due to a decrease in active development projects from eight projects during the period ended March 2024, to four projects during the comparative period ended March 2025, including two new development projects which saw an increase in development fees related to the achievement of milestones for existing completed development activities.
For the three months ended March 31, 2025 and 2024, total expenses were $6.1 million and $7.7 million, respectively, representing a period-over-period decrease of 21.2%. The decrease was primarily due to a decrease in payroll and bonus expense due to a decrease in employee headcount offset by an increase in stock-based compensation primarily due to the continued expensing of employee RSU grants over the prerequisite service periods.
During the three months ended March 31, 2025 and 2024, other income, net was immaterial and $0.5 million, respectively. The decrease was primarily due to a non-recurring legal settlement in 2024 and a decrease in pursuit costs, partially offset by incremental impairment charges related to certain investments and related party notes receivables.
For the three months ended March 31, 2025 and 2024, interest expense was $1.6 million and $1.3 million, respectively. The increase was primarily due to an increase in short-term operating loans outstanding during the three months ended March 31, 2025, offset by a decrease in the average corporate notes principal balance outstanding in the same period in 2024.

Balance Sheets - Asset Management Platform (Unconsolidated)
The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform as of March 31, 2025 and December 31, 2024. Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	March 31, 2025	December 31, 2024
(in thousands)
Assets
Cash	$845	$1,766
Restricted cash	2,518	2,582
Real estate investments, net	21,776	21,782
Notes receivable - related parties	385	230
Due from related parties	7,357	11,143
Investments in unconsolidated entities	15,941	16,061
Operating lease - right of use assets	3,937	4,042
Other	2,966	(529)
Total assets	55,725	57,077

Liabilities
Notes payable, net	51,555	50,450
Accounts payable and accrued expenses	9,421	9,580
Due to related parties	443	313
Operating lease liabilities	4,290	4,360
Other	1,380	818
Total liabilities	67,089	65,521

Stockholders’ (Deficit) Equity
Common stock	1	1
Paid-in capital	42,742	41,552
Accumulated deficit	(54,107)	(49,997)
Total stockholders’ (deficit) equity	(11,364)	(8,444)
Total liabilities and stockholders’ (deficit) equity	55,725	57,077
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
ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of March 31, 2025, we had total FV AUM of approximately $830.8 million.
Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.
Managed Capital
The table below summarizes the activity of the managed capital for the three months ended March 31, 2025 (in thousands):

Managed Capital
Balance as of December 31, 2024	$492,542
Originations	2,990
Return of capital	(315)
Balance as of March 31, 2025	$495,217
The table below summarizes the activity of the managed capital for the three months ended March 31, 2024 (in thousands):

Managed Capital
Balance as of December 31, 2023	$437,625
Originations	19,099
Return of capital	(2,819)
Balance as of March 31, 2024	$453,905

The following table summarizes managed capital for our investment fund portfolios as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Real Estate
Hospitality	$49,260	$49,260
Caliber Hospitality Trust(1)	97,157	97,414
Residential	98,617	96,687
Commercial	172,125	170,858
Total Real Estate(2)	417,159	414,219
Credit(3)	72,730	72,351
Other(4)	5,328	5,972
Total	$495,217	$492,542
___________________________________________
(1)The Company earns a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
(2)Beginning during the year ended December 31, 2023, the Company includes capital raised from investors in CaliberCos Inc. through corporate note issuances that was further invested in our funds in Managed Capital. As of March 31, 2025, and December 31, 2024, the Company had invested $15.9 million and $20.4 million, respectively, in our funds.
(3) Credit managed capital represents loans made to Caliber’s investment funds by the Company and our diversified funds. As of March 31, 2025 and December 31, 2024, the Company had loaned $0.4 million to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.
Managed capital activity for Hospitality and the Caliber Hospitality Trust was effectively flat for the three months ended March 31, 2025.
Managed capital for our residential investment funds increased by $1.9 million during the three months ended March 31, 2025, due to: (i) $1.1 million in capital raised into our residential assets, and (ii) $1.0 million contributed by our diversified funds offset by $0.2 million in return of capital.
Managed capital for our commercial investment funds increased $1.3 million during the three months ended March 31, 2025, due to: (i) $0.6 million in capital raised into our commercial assets and (ii) $0.8 million contributed by our diversified funds offset by offset by $0.2 million in return of capital. The scope of investments included tenant improvements and land development.
During the three months ended March 31, 2025, our diversified funds had $72.7 million invested in the form of notes receivable with our various real estate investments. The Company had $0.8 million deployed directly into our various real estate investments in the form of notes receivable.
As of March 31, 2025, we held $5.3 million of other managed capital, which included a $3.1 million private equity investment in a local start-up business and $2.2 million of undeployed cash and pursuit costs.

FV AUM
The table below details the activities that had an impact on our FV AUM, during the three months ended March 31, 2025 (in thousands):

FV AUM
Balances as of December 31, 2024	$794,923
Assets acquired(1)	10,300
Construction and net market appreciation	25,800
Credit(2)	379
Other(3)	(644)
Balances as of March 31, 2025	$830,758
Our FV AUM increased primarily due to the L.T.D. hotel contribution into the Caliber Hospitality Trust. The table below details the activities that had an impact on our FV AUM, during the three months ended March 31, 2024 (in thousands):

FV AUM
Balances as of December 31, 2023	$741,190
CHT contribution	29,900
Construction and net market appreciation	10,971
Assets sold(1)	(12,771)
Credit(2)	(781)
Other(3)	(1,771)
Balances as of March 31, 2024	$766,738
The following table summarizes FV AUM of our investment fund portfolios as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Real Estate
Hospitality	$68,400	$68,500
Caliber Hospitality Trust	244,900	236,800
Residential	173,100	161,700
Commercial	266,300	249,600
Total Real Estate	752,700	716,600
Credit(2)	72,730	72,351
Other(3)	5,328	5,972
Total	$830,758	$794,923
___________________________________________
(1)Assets sold during the three months ended March 31, 2024 include lot sales related to two development assets in Colorado, and one home from our residential fund.
(2)Credit FV AUM represents loans made to Caliber’s investment funds by our diversified credit fund.
(3)Other FV AUM represents undeployed capital held in our diversified funds.
Assets Under Development
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at March 31, 2025, up through sale, we estimate the Company could earn up to $87.7 million in performance allocations. As of March 31, 2025, we are actively developing 1,776 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.1 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding which may not be available.
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
Fee-Related Earnings and Related Components
Fee-Related Earnings is a supplemental non-GAAP performance measure used to assess our ability to generate profits from fee-based revenues focusing on whether our core revenue streams are sufficient to cover our core operating expenses. Fee-Related Earnings represents the Company’s net income (loss) before income taxes adjusted to exclude depreciation and amortization, stock-based compensation, interest expense and extraordinary or non-recurring revenue and expenses, including performance allocation revenue and gain (loss) on extinguishment of debt, public registration direct costs related to aborted or delayed offerings and our Reg A+ offering, litigation settlements, and expenses recorded to earnings relating to investment deals which were abandoned or closed. Fee-Related Earnings is presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to CaliberCos Inc. and is consistent with performance models and analysis used by management.
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

Platform Adjusted EBITDA
Platform Adjusted EBITDA represents the Company’s Distributable Earnings adjusted for interest expense, other income (expense), and provision for income taxes on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to the Platform and is consistent with performance models and analysis used by management.
Consolidated Adjusted EBITDA
Consolidated Adjusted EBITDA represents the Company’s and the consolidated funds’ earnings before net interest expense, income taxes, depreciation and amortization, further adjusted to exclude stock-based compensation, transaction fees, expenses and other public registration direct costs related to aborted or delayed offerings and our Reg A+ offering, litigation settlements, expenses recorded to earnings relating to investment deals which were abandoned or closed, any other non-cash expenses or losses, as further adjusted for extraordinary or non-recurring items.
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
The following table presents a reconciliation of net (loss) income attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Caliber Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to CaliberCos Inc.	$(4,407)	$(3,805)
Net loss attributable to noncontrolling interests	(147)	(1,457)
Net loss	(4,554)	(5,262)
Provision for income taxes	—	—
Net loss before income taxes	(4,554)	(5,262)
Depreciation and amortization	162	183
Consolidated funds’ impact on fee-related earnings	71	1,361
Stock-based compensation	661	400
Severance	51	7
Performance allocations	(1)	(166)
Other income, net	366	(272)
Investments impairment	279	—
Bad debt expense	3	—
Interest expense, net	1,578	1,010
Fee-Related Earnings	(1,384)	(2,739)
Performance allocations	1	166
Interest expense, net	(1,578)	(1,010)
Provision for income taxes	—	—
Distributable Earnings	(2,961)	(3,583)
Interest expense	1,611	1,294
Other income, net	(366)	272
Provision for income taxes	—	—
Consolidated funds’ impact on Caliber Adjusted EBITDA	364	348
Platform Adjusted EBITDA	(1,352)	(1,669)
Consolidated funds' EBITDA Adjustments	1,210	3,856
Consolidated Adjusted EBITDA	$(142)	$2,187

All share and per share amounts in the Platform and Consolidated, basic and diluted earnings per share calculations below have been effected for the Reverse Stock Split, retroactively, for all periods presented.
The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable GAAP measure for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,542	$(346)	$3,196
Performance allocations	7	(6)	1
Consolidated funds – hospitality revenue	—	3,919	3,919
Consolidated funds – other revenue	—	145	145
Total revenues	3,549	3,712	7,261

Expenses
Operating costs	4,168	(124)	4,044
General and administrative	1,592	(11)	1,581
Marketing and advertising	165	—	165
Depreciation and amortization	162	(5)	157
Consolidated funds – hospitality expenses	—	3,465	3,465
Consolidated funds – other expenses	—	458	458
Total expenses	6,087	3,783	9,870

Other income (loss), net	6	(372)	(366)
Interest income	33	(1)	32
Interest expense	(1,611)	—	(1,611)
Net loss before income taxes	(4,110)	(444)	(4,554)
Provision for income taxes	—	—	—
Net loss	(4,110)	(444)	(4,554)
Net loss attributable to noncontrolling interests	—	(147)	(147)
Net (loss) income attributable to CaliberCos Inc.	$(4,110)	$(297)	$(4,407)
Basic and diluted Platform loss per share	$(3.59)		$(3.85)
Weighted average common shares outstanding:
Basic and diluted	1,146		1,146

	Three Months Ended March 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,555	$(1,385)	$3,170
Performance allocations	171	(5)	166
Consolidated funds – hospitality revenue	—	18,145	18,145
Consolidated funds – other revenue	—	1,470	1,470
Total revenues	4,726	18,225	22,951

Expenses
Operating costs	5,484	(222)	5,262
General and administrative	1,949	(9)	1,940
Marketing and advertising	106	—	106
Depreciation and amortization	183	(37)	146
Consolidated funds – hospitality expenses	—	16,782	16,782
Consolidated funds – other expenses	—	3,072	3,072
Total expenses	7,722	19,586	27,308

Other income, net	452	(180)	272
Interest income	285	(168)	117
Interest expense	(1,295)	1	(1,294)
Net loss before income taxes	(3,554)	(1,708)	(5,262)
Provision for income taxes	—	—	—
Net loss	(3,554)	(1,708)	(5,262)
Net loss attributable to noncontrolling interests	—	(1,457)	(1,457)
Net loss attributable to CaliberCos Inc.	$(3,554)	$(251)	$(3,805)
Basic and diluted Platform loss per share	$(3.30)		$(3.53)
Weighted average common shares outstanding:
Basic and diluted	1,077		1,077
Liquidity and Capital Resources
At March 31, 2025, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At March 31, 2025, the portfolio consists of 196 unsecured notes with an aggregate principal balance of $33.2 million, of which $26.1 million of the corporate notes have matured or will mature within the 12-month period subsequent to May 15, 2025. The notes generally have 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term.
Because the Company incurred recurring operating losses and negative cash flow from operations, and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that the Company does not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management considered the impact of these near-term maturities on the Company.
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
To satisfy the maturity of these corporate notes, the Company intends to raise $20.0 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2024, and refinance existing 12-month term notes into its new 36-month term corporate note program. Year to date through May 13, 2025, the Company has successfully refinanced $2.8 million of 12-month term corporate notes into its new 36-month term corporate note program.
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior reporting periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $8.2 million in receivables, iii) collect all or part of its $15.9 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.
During the three months ended March 31, 2025, as part of the execution of our aforementioned plans, the Company collected $0.2 million in notes receivable and $3.5 million in accounts receivable. In addition, the Company has implemented broad-based costs reductions, most notably being further workforce reductions, which are expected to result in annualized cost savings of $1.9 million in compensation and employee benefit expenses.
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
Corporate Debt
As of March 31, 2025, we have issued and outstanding unsecured promissory notes of $33.2 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 10.67%, and maturity dates ranging from July 2023 to March 2028. The purpose of this financing program is to provide the Company with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of Caliber’s funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. This outstanding debt resulted in $0.9 million and $1.1 million of interest expense for the three months ended March 31, 2025 and 2024, respectively.
Cash Flows Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and primary drivers of cash flows within the Company’s consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$(1,738)	$(1,527)	$(211)
Investing activities	(107)	(16,052)	15,945
Financing activities	1,308	5,273	(3,965)
Net change in cash and cash equivalents	$(537)	$(12,306)	$11,769

The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash used in the Company's operating activities	$(2,375)	$(2,142)	$(233)
Net cash provided by the consolidated funds' operating activities	637	615	22
Net cash used in the Company's operating activities	(1,738)	(1,527)	(211)
Net cash used in the Company's investing activities	(398)	(293)	(105)
Net cash provided by (used in) the consolidated funds' investing activities	291	(15,759)	16,050
Net cash used in the Company's investing activities	(107)	(16,052)	15,945
Net cash provided by (used in) the Company's financing activities	1,584	(857)	2,441
Net cash (used in) provided by the consolidated funds' financing activities	(276)	6,130	(6,406)
Net cash provided by the Company's financing activities	1,308	5,273	(3,965)
Net change in cash and cash equivalents	$(537)	$(12,306)	$11,769
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company increased during the three months ended March 31, 2025 as compared to the same period in 2024. The increase primarily related to increased interest payments related to the Company’s corporate notes and short term loans during the three months ended March 31, 2025, as compared to the same period in 2024. Net cash flows provided by operating activities of the consolidated funds remained relatively constant for the three months ended March 31, 2025, as compared to the same period in 2024.
Investing Activities
Net cash flows used in investing activities of the Company remained relatively constant during the three months ended March 31, 2025, as compared to the same period in 2024. The change in net cash flows used in investing activities of the consolidated funds during the three months ended March 31, 2025, as compared to the net cash used in investing activities of the consolidated funds during the same period in 2024, is primarily due to the deconsolidation of VIEs, offset by a decrease in the investment in real estate assets and an increase in the net proceeds from notes receivable - related parties.
Financing Activities
Net cash flows provided by financing activities of the Company increased during the three months ended March 31, 2025 as compared to the net cash flows used in financing activities of the Company for the same period in 2024. The increase was primarily due to an increase of $2.7 million of net proceeds on notes payable. The increase in net cash flows used in financing activities of the consolidated funds during the three months ended March 31, 2025, as compared to the net cash flows provided by financing activities during the same period in 2024, is primarily due to a decrease in contributions from noncontrolling interest holders of $6.2 million during the three months ended March 31, 2025 as compared to the same period in 2024.
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

Consolidated funds – other revenue
Consolidated funds - other revenue primarily consists of rental revenue of $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.
In addition, consolidated funds – other revenue includes interest income, which is generated by a consolidated fund’s lending activity. There was no interest income for the three months ended March 31, 2025. For the three months ended March 31, 2024, there was $1.0 million of interest income. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
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
Interest Rate Risk
As of March 31, 2025, our debt included fixed-rate debt with a fair value and carrying value of $58.1 million and $62.6 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.
As of March 31, 2025, our debt included variable-rate debt with a fair value and carrying value of $17.8 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2025 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.2 million annually.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
In addition to the risk listed below, you should carefully consider the risk factors previously disclosed in the Risk Factors section in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2025. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
We may not be able to maintain a listing of our shares of Class A common stock on Nasdaq.
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
On May 14, 2024, the Company received a notice from Nasdaq notifying the Company that, because the closing bid price for the Company’s Class A common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules. Nasdaq’s notice had no immediate effect on the listing of the Company’s Class A common stock on the Nasdaq Capital Market. The Company was provided an initial compliance period of 180 calendar days, or until November 11, 2024, to regain compliance with the minimum bid price requirement. The Company did not regain compliance with the minimum bid price requirement by November 11, 2024; however, on November 12, 2024, the Company received written notification from Nasdaq granting the Company’s request for a 180-day extension to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of the Company’s Class A common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 12, 2025. On May 2, 2025 the Company effected a 1-for-20 reverse stock split (“Reverse Stock Split”) of its Class A Common Stock and Class B common stock. The Reverse Stock Split is primarily intended to bring the Company into compliance with the $1.00 minimum bid price requirement for maintaining its listing on Nasdaq. There is no guarantee the Company will meet the minimum bid price requirement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Trading Plans
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule "10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of CaliberCos Inc. (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023
3.2	Amended and Restated Bylaws of CaliberCos Inc. (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
3.3
Certificate of Designation, Preferences and Rights relating to the Series A Convertible Preferred Stock, dated November 26, 2024 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on December 4, 2024)

3.4
Certificate of Designation, Preferences and Rights relating to the Series AA Cumulative Redeemable Preferred Stock, dated March 5, 20245 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 11, 2025)

3.5
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on April 23, 2025 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 25, 2025)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 10-K filed with the SEC on March 31, 2025)
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

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2025)
4.5	Form of Note (incorporated by reference to Exhibit 4.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2025)
4.6	Representative’s Warrants (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 17, 2025)
4.7
Rights Agreement, dated April 17, 2025, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 17, 2025)

10.1	Securities Purchase Agreement, dated March 20, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.2	Registration Rights Agreement, dated March 20, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.3
Subsidiary Guarantee dated March 20, 2025, between the Company, the Guarantors (as defined in the Subsidiary Guarantee) and the Investor (incorporated by reference to Exhibit 10.3 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)

10.4	Equity Purchase Agreement, dated March 20, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.4 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.5	Registration Rights Agreement, dated March 20, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.5 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.6
First Amendment to Equity Purchase Agreement, dated March 20, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.23 of CaliberCos Inc.’s Form S-1 filed with the SEC on April 14, 2025)

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on May 15, 2025.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	May 15, 2025
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	May 15, 2025
Jade Leung

/s/ Jennifer Schrader	President and Vice-Chairperson	May 15, 2025
Jennifer Schrader