Form 10-Q
period 2025-06-30
CaliberCos Inc.
filed 2025-08-14
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
There were 2,415,038 shares of common stock, comprised of 2,044,216 shares of Class A Common Stock and 370,822 shares of Class B Common Stock of CaliberCos Inc. as of August 12, 2025.

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2025	December 31, 2024
Assets
Cash	$586	$1,766
Restricted cash	2,559	2,582
Real estate investments, net	21,714	21,572
Notes receivable - related parties, allowance of $296 and zero, respectively	384	105
Due from related parties, allowance of $4,098 and $3,985, respectively	7,092	6,965
Investments in unconsolidated entities	12,212	15,643
Operating lease - right of use assets	123	147
Prepaid and other assets	2,708	3,501
Assets of consolidated funds
Cash	97	549
Restricted cash	209	—
Real estate investments, net	10,397	45,090
Notes receivable - related parties	994	6,848
Due from related parties, allowance of zero and $28, respectively	157	320
Prepaid and other assets	28	447
Total assets	$59,260	$105,535

Liabilities and Stockholders’ (Deficit) Equity
Notes payable, net	$50,518	$50,450
Accounts payable and accrued expenses	9,652	9,532
Series AA cumulative redeemable preferred stock, net of issuance costs, $25.00 per share stated value, 800,000 shares authorized, 36,770 and zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	843	—
Due to related parties	479	313
Operating lease liabilities	79	93
Other liabilities	1,049	750
Liabilities of consolidated funds
Notes payable, net	11,631	29,172
Notes payable - related parties	2,183	2,047
Accounts payable and accrued expenses	375	1,207
Due to related parties	1	79
Other liabilities	54	639
Total liabilities	76,864	94,282

Commitments and Contingencies (Note 11)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2025	December 31, 2024
Series A non-cumulative convertible preferred stock, $0.001 par value; 22,500,000 shares authorized, and 5,875 and 5,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	$—
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 951,386 and 759,370 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 370,822 shares issued and outstanding as June 30, 2025 and December 31, 2024	—	—
Paid-in capital	46,462	44,017
Accumulated deficit	(66,313)	(56,607)
Stockholders’ deficit attributable to CaliberCos Inc.	(19,850)	(12,589)
Stockholders’ equity attributable to noncontrolling interests	2,246	23,842
Total stockholders’ (deficit) equity	(17,604)	11,253
Total liabilities and stockholders’ (deficit) equity	$59,260	$105,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Asset management revenues	$3,746	$3,226	$6,942	$6,396
Performance allocations	22	16	23	182
Consolidated funds – hospitality revenues	1,138	2,894	5,057	21,039
Consolidated funds – other revenues	167	2,043	312	3,513
Total revenues	5,073	8,179	12,334	31,130

Expenses
Operating costs	3,671	5,535	7,715	10,797
General and administrative	1,173	2,079	2,754	4,019
Marketing and advertising	147	227	312	333
Depreciation and amortization	166	144	323	290
Consolidated funds – hospitality expenses	1,278	3,312	4,743	20,094
Consolidated funds – other expenses	466	1,358	924	4,430
Total expenses	6,901	12,655	16,771	39,963

Other (loss) income, net	(2,164)	318	(2,530)	590
Interest income	30	157	62	274
Interest expense	(1,738)	(1,315)	(3,349)	(2,609)
Net loss before income taxes	(5,700)	(5,316)	(10,254)	(10,578)
Benefit from income taxes	—	—	—	—
Net loss	(5,700)	(5,316)	(10,254)	(10,578)
Net loss attributable to noncontrolling interests	(401)	(586)	(548)	(2,043)
Net loss attributable to CaliberCos Inc.	$(5,299)	$(4,730)	$(9,706)	$(8,535)
Basic and diluted net loss per share attributable to common stockholders	$(4.15)	$(4.34)	$(8.00)	$(7.87)
Weighted average common shares outstanding:
Basic and diluted	1,278	1,091	1,212	1,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	759	$1	371	$—	$44,017	$(56,607)	$23,842	$11,253
Issuance of preferred stock	1	—	—	—	—	—	350	—	—	350
Issuance of common stock	—	—	10	—	—	—	177	—	—	177
Equity based compensation expense	—	—	26	—	—	—	661	—	—	661
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	211	211
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(740)	(740)
Net loss	—	—	—	—	—	—	—	(4,407)	(147)	(4,554)
Balances as of March 31, 2025	6	$—	795	$1	371	$—	$45,205	$(61,014)	$23,166	$7,358
Issuance of common stock, net of issuance costs	—	—	122	—	—	—	889	—	—	889
Equity based compensation	—	—	34	—	—	—	368	—	—	368
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(170)	(170)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	(20,349)	(20,349)
Net loss	—	—	—	—	—	—	—	(5,299)	(401)	(5,700)
Balances as of June 30, 2025	6	$—	951	$1	371	$—	$46,462	$(66,313)	$2,246	$(17,604)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock		Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2023	—	$—	694	$1	371	$—	$39,452	$(36,830)	$63,395	$66,018
Issuance of common stock	—	—	1	—	—	—	37	—	—	37
Equity based compensation expense	—	—	21	—	—	—	400	—	—	400
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	6,388	6,388
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	(670)	(670)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,604)	(1,604)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	21,183	21,183
Net loss	—	—	—	—	—	—	—	(3,805)	(1,457)	(5,262)
Balances as of March 31, 2024	—	$—	716	$1	371	$—	$39,889	$(40,635)	$87,235	$86,490
Issuance of common stock	—	—	8	—	—	—	146	—	—	146
Equity based compensation expense	—	—	8	—	—	—	585	—	—	585
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	5,478	5,478
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,969)	(2,969)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	10,790	10,790
Net loss	—	—	—	—	—	—	—	(4,730)	(586)	(5,316)
Balances as of June 30, 2024	—	$—	732	$1	371	$—	$40,620	$(45,365)	$99,948	$95,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(10,254)	$(10,578)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	323	290
Non-cash lease expense	11	10
Non-cash interest expense	39	—
Equity-based compensation	1,029	986
Loss on disposal of furniture, fixtures and equipment	—	5
Loss on extinguishment of debt	10	—
Loss (gain) on investments in unconsolidated entities	2,864	(114)
Loss on notes receivable - related parties	296	—
Amortization of above-market/below market leases and straight-line rent, net	(194)	134
Amortization of deferred financing costs and notes payable discount	314	27
Bad debt expense	108	—
Changes in operating assets and liabilities:
Due from related parties	(202)	2,110
Prepaid expenses, right-of-use assets and other assets	893	147
Accounts payable and accrued expenses	(81)	1,011
Due to related parties	167	(171)
Lease liabilities and other liabilities	470	232
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation	1,434	3,656
Non-cash lease expense	—	(12)
Non-cash interest expense	136	—
Loss (gain) on the disposition of real estate	6	(9)
Loss on extinguishment of debt	110	4
Gain on derivative instruments	—	(311)
Amortization of advanced key money	—	(19)
Amortization of above-market/below market leases and straight-line rent, net	—	(187)
Amortization of deferred financing costs	30	353
Bad debt expense	3	—
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(4)	(1,016)
Due from related parties	(287)	(98)
Prepaid expenses, right-of-use assets and other assets	(112)	1,979
Accounts payable and accrued expenses	265	1,383
Due to related parties	(78)	174
Lease liabilities and other liabilities	(204)	(111)
Net cash used in the Company's operating activities	(2,908)	(125)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Investing Activities
Investments in real estate assets	(791)	(476)
Investments in unconsolidated entities	(186)	(87)
Return of capital from unconsolidated entities	1,579	—
Funding of notes receivable - related parties	(638)	(104)
Payment received on notes receivable - related parties	63	6,125
Cash Flows From Investing Activities of consolidated funds
Deconsolidation of VIEs	(4,544)	(22,394)
Investments in real estate assets	(90)	(2,078)
Funding of notes receivable - related parties	(1)	(6,445)
Payment received on notes receivable - related parties	402	9,951
Net cash used in the Company's investing activities	(4,206)	(15,508)
Cash Flows From Financing Activities
Payment of deferred financing costs	(333)	(21)
Proceeds from notes payable	4,799	891
Repayments of notes payable	(4,196)	(4,527)
Proceeds from the issuance of common stock, net of issuance costs	902	—
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	843	—
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(543)	(1,156)
Proceeds from notes payable	22,953	13,129
Repayments of notes payable	(18,058)	(14,470)
Proceeds from notes payable - related parties	—	2,079
Contributions from noncontrolling interest holders	211	11,866
Redemptions of noncontrolling interests	—	(670)
Distributions to noncontrolling interest holders	(910)	(4,573)
Net cash provided by the Company's financing activities	5,668	2,548
Net Change in Cash and Restricted Cash	(1,446)	(13,085)
Cash and Restricted Cash at Beginning of Period	4,897	17,640
Cash and Restricted Cash at End of Period	$3,451	$4,555

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$2,315	$3,805
Restricted cash at beginning of period	2,582	13,835
Cash and restricted cash at beginning of period	4,897	17,640

Cash at end of period	683	1,784
Restricted cash at end of period	2,768	2,771
Cash and restricted cash at end of period	$3,451	$4,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”, “we”, “our”), is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of June 30, 2025, the Company has operations in Arizona with a focus on hospitality, multifamily, and multi-tenant industrial real estate.
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
Securities Purchase Agreement
On March 20, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P. (the “Investor”) as the purchaser, pursuant to which the Company issued the Investor a senior secured promissory note in the aggregate principal amount of up to $1.7 million (as the principal amount thereof may be increased pursuant to the terms thereof), a common stock purchase warrant for the purchase of 10,000 shares of Class A Common Stock, with an initial exercise price of $15.00 per share, and 10,000 shares of Common Stock (the “Commitment Shares”).
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
As of June 30, 2025, the Company had not exercised its right to issue a put notice to the Investor pursuant to the Equity Purchase Agreement.
Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At June 30, 2025, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At June 30, 2025, the portfolio consists of 195 unsecured notes with an aggregate principal balance of $33.0 million. As of August 14, 2025, an aggregate of $26.3 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
To satisfy the maturity of these corporate notes, the Company intends to raise $20.0 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2025, and has raised $1.2 million, net of issuance costs as of August 14, 2025. The Company also continues its push to refinance its existing 12-month term notes into its new 36-month term corporate note program. Year to date through August 14, 2025, the Company has successfully refinanced $4.8 million of 12-month term corporate notes into its new 36-month term corporate note program.
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior reporting periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $7.5 million in receivables, iii) collect all or part of its $12.3 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.
During the six months ended June 30, 2025, as part of the execution of our aforementioned plans, the Company collected $0.2 million in notes receivable, $7.9 million in accounts receivable, and $1.6 million in redemptions of investments from its managed funds. In addition, the Company has implemented broad-based costs reductions, most notably being further workforce reductions, which are expected to result in annualized cost savings of $3.9 million in compensation and employee benefit expenses.
After consideration of the implemented and planned actions, management concluded these plans are not within the Company’s control and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
Note 2 – Summary of Significant Accounting Policies
Accounting Policies of the Company
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. GAAP. The accompanying condensed consolidated financial statements include the Company’s accounts, its consolidated subsidiaries, and legal entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The equity and net income or loss attributable to noncontrolling interests in subsidiaries is shown separately in the accompanying condensed consolidated balance sheets, statements of operations, and statements of changes in stockholders’ equity. All intercompany balances and transactions have been eliminated in consolidation.
Variable Interest Entities
The Company determines if an entity is a variable interest entity (“VIE”) based on several factors, including whether the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company analyzes any investments in VIEs to determine if we are the primary beneficiary. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE.
Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative analysis focused on identifying which reporting entity has both (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from such entity that could

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
potentially be significant to such entity. Performance of that analysis requires the exercise of judgment. The Company consolidates any VIEs for which we are the primary beneficiary, and the Company discloses our maximum exposure to loss related to the consolidated VIEs. See Note 3 – VIEs for more detail.
Voting Interest Entities
Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities (“VOEs”). For VOEs, the Company consolidates an entity if we have a controlling financial interest. The Company has a controlling financial interest in a VOE if (i) for legal entities other than partnerships, we own a majority voting interest in the entity or, for limited partnerships and similar entities, we own a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights, and no other conditions exist that would indicate that we do not control the entity.
Interim Unaudited Financial Data
The Company’s condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements, including notes, are unaudited, exclude some of the disclosures required for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024.
Use of Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.
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
Investments in Unconsolidated Entities
If an entity is not a VIE, the Company’s determination of the appropriate accounting method with respect to our investments in limited liability companies and other investments is based on voting control. For the Company’s managing member interests in limited liability companies, the Company is presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. The Company accounts for our non-controlling investments in these entities under the equity method. The Company’s investments in unconsolidated subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control, or entities which are VIE in which we are not the primary beneficiary are accounted for under the equity method. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the equity method investment’s earnings and distributions. The Company’s share of the earnings or loss from equity method investments is included in other income (expenses), net on the accompanying condensed consolidated statements of operations. The Company evaluates its investments in unconsolidated entities for impairment when events and circumstances indicate that the fair value of the entities might be less than the carrying value.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s determination of the appropriate accounting treatment for an investment in a subsidiary requires judgment of several factors, including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. Different judgments or conclusions as to the level of our control or influence, could result in a different accounting treatment, such as consolidation. While consolidating an investment generally has no impact on the Company’s net income or stockholders’ deficit, consolidation does impact the individual income statement and balance sheet line items on the Company’s consolidated financial statements, by effectively “grossing up” the Company’s consolidated statements of operations and balance sheets.
As of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s investments in unconsolidated entities was $12.2 million, and $15.6 million, respectively, net of $6.4 million and $4.0 million, respectively, of impairments primarily related to the winding down of Caliber Fixed Income Fund III (“CFIF III”) in 2024.
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three and six months ended June 30, 2025, the Company had impairment losses of $2.1 million and $2.3 million related to its investments in unconsolidated entities. There were no impairment losses during the three and six months ended June 30, 2024.
Depreciation and Amortization Expense
Depreciation expense includes costs and costs associated with building and building improvements, which are depreciated over the estimated useful life of the respective asset, generally 15 to 40 years. Depreciation expense also includes costs associated with the purchase of furniture and equipment and office leasehold improvements, which are recorded at cost. Furniture and equipment costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to seven years beginning in the first full month the asset is placed in service. Intangible lease assets are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.
For the three and six months ended June 30, 2025, depreciation expense for the Company was $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2024, depreciation expense for the Company was $0.2 million and $0.3 million, respectively.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is determined not to be recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company makes an assessment of its recoverability by comparing the carrying amount to the Company’s estimate of the undiscounted net future cash flows resulting from the use of the asset, excluding interest charges. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.
For the three and six months ended June 30, 2025 and 2024, the Company had no impairment losses related to its real estate and other long-lived assets.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests in Consolidated Real Estate Partnerships
The Company reports the unaffiliated partners’ interests in the net assets of the Company’s consolidated real estate partnerships as noncontrolling interests within the accompanying condensed consolidated statements of changes in stockholders’ equity. Noncontrolling interests consist of equity interests held by limited partners in consolidated real estate partnerships. The Company attributes to noncontrolling interests their share of income or loss of the consolidated partnerships based on the Company’s proportionate interest in the results of operations of the partnerships, including the Company’s share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity and partners’ capital accounts.
The terms of the partnership agreements generally require the partnerships to be liquidated following the sale of the underlying real estate assets. As the general partner in these partnerships, the Company ordinarily controls the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. The terms of certain partnership agreements outline differing classes of equity ownership, some of which are redeemable by the partnership at the partnership manager’s discretion.
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
Revenues from contracts with customers includes fixed fee arrangements with related party affiliates to provide certain associated activities which are ancillary to and generally add value to the assets the Company manages, such as set-up and fund formation services associated with marketing, soliciting, and selling member interests in the affiliated limited partnerships, brokerage services, construction and development management services, loan placement and guarantees. The recognition and measurement of revenue is based on the assessment of individual contract terms. For performance obligations satisfied at a point in time, there are no significant judgments made in evaluating when the customer obtains control of the promised service.
For performance obligations satisfied over time, significant judgment is required to determine how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on appropriate measurement of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. Transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available to the Company. Revenues are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The following describes the Company’s revenue recognition policy related to the fees the Company earns from providing services under its Platform:
Fund set-up fees are a one-time fee for the initial formation, administration, and set-up of the private equity real estate fund. These fees are recognized at the point in time when the performance under the contract is complete and are included in asset management revenues in the accompanying condensed consolidated statements of operations. Fund set-up fees replaced fund formation fees that are earned at a point in time at a fixed rate based on the amount of capital raised into certain managed funds.
Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require the Company to provide management services, representing a performance obligation that the Company satisfies over time. With respect to the Caliber Hospitality Trust, the Company earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and is reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These revenues are included in asset management revenues in the accompanying condensed consolidated statements of operations.
Financing fees are earned for services the Company performs in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
essentially upon closing of a loan. In addition, the Company earns fees for guaranteeing certain loans, representing a performance obligation that the Company satisfies over time. These revenues are included in asset management revenues in the accompanying condensed consolidated statements of operations.
Development and construction revenues from contracts with customers include fixed fee arrangements with related party affiliates to provide real estate development services as their principal developer, which include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by the funds. Revenues are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project. Prior to the commencement of construction, development fee revenue is recognized at a point in time when the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, development fee revenue is recognized ratably over time as the performance obligation(s) is satisfied. These revenues are included in asset management revenues in the accompanying condensed consolidated statements of operations.
Brokerage fees are earned at a point in time at fixed rates for services performed related to acquisitions, dispositions, leasing, and financing transaction, and are included in asset management revenues in the accompanying condensed consolidated statements of operations.
Performance allocations are an arrangement in which the Company is entitled to an allocation of investment returns, generated within the investment funds which the Company manages, based on a contractual formula. The Company typically receives 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold. These revenues are included in performance allocations in the accompanying condensed consolidated statements of operations.
Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of June 30, 2025 and December 31, 2024. For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
The Company identified two separate lease components as follows: i) land lease component, and ii) single property lease component comprised of building, land improvements and tenant improvements. The Company’s leases also contain provisions for tenants to reimburse the Company for maintenance and other property operating expenses, which are considered to be non-lease components. The Company elected the practical expedient to combine lease and non-lease components and the non-lease components will be included with the single property lease component as the predominant component.
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
Acquired real estate properties accounted for as asset acquisitions are recorded at cost, including acquisition and closing costs. The consolidated funds allocate the cost of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated relative fair values. The consolidated funds determine the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, using a combination of internal valuation techniques that consider comparable market transactions, replacement costs and other available information and fair value estimates provided by third-party valuation specialists, depending upon the circumstances of the acquisition. The consolidated funds determine the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using a combination of internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and fair value estimates provided by third-party valuation specialists, depending upon the circumstances of the acquisition.
If a transaction is determined to be a business combination, the assets acquired, liabilities assumed, and any identified intangibles are recorded at their estimated fair values on the transaction date, and transaction costs are expensed in the period incurred.
Cost Capitalization and Depreciation
The consolidated funds capitalize costs, including certain indirect costs, incurred in connection with their development and construction activities. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital addition activities at the asset level. Interest, property taxes and insurance are also capitalized during periods in which redevelopment, development and construction projects are in progress. Capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, commence at the point in time when activities necessary to get the assets ready for their intended use are in progress. This includes when assets are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. The consolidated funds cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes or other properties are available for occupancy. Cost of ordinary repairs, maintenance and resident turnover are charged to operating expense, as incurred.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation for all tangible real estate assets is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of our building and building improvements are generally 15 to 40 years. The estimated useful lives of the consolidated funds furniture, fixtures and equipment are generally three to seven years beginning in the first full month the asset is placed in service.

For the three and six months ended June 30, 2025, depreciation expense of the consolidated funds was $0.4 million and $1.4 million, respectively. For the three and six months ended June 30, 2024, depreciation expense of the consolidated funds was $1.3 million and $3.4 million, respectively.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is determined to not be recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted net future cash flows resulting from the use of the asset, excluding interest charges. If the carrying amount exceeds the aggregate undiscounted future cash flows, the consolidated funds recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.
For the three and six months ended June 30, 2025 and 2024, the consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.
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
Consolidated Fund Revenues
In accordance with ASC 606, the consolidated funds apply the five-step framework in determining the timing and amount of revenue to recognize. This framework requires an entity to: (i) identify the contract(s) with customers, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation. The consolidated funds’ revenues primarily consist of hospitality revenues, rental income and interest income.
Consolidated funds – hospitality revenue
Hospitality revenues are comprised of charges for room rentals, food and beverage sales, and other hotel operating activities. Revenues are recognized as earned, which is defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Revenues are recorded net of sales tax.
The consolidated funds have performance obligations to provide accommodations and other ancillary services to hotel guests. As compensation for such goods and services, the consolidated funds are typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. These fees are generally payable at the time the hotel guest checks out of the hotel. The consolidated funds generally satisfy the performance obligations over time and recognize the revenue from room sales and from other ancillary guest services on a daily basis, as the rooms are occupied, and the services have been rendered.
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
Consolidated funds – other revenue
Consolidated funds – other revenue includes rental revenue of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of the consolidated funds.
In accordance with ASC 842, Leases (“ASC 842”), at the inception of a new lease arrangement, including new leases that arise from amendments, the consolidated funds assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the consolidated funds obtain a guarantee for the value of the asset from a third party, the consolidated funds classify the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of June 30, 2025. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
The consolidated funds identified two separate lease components as follows: i) land lease component, and ii) single property lease component comprised of building, land improvements and tenant improvements. The consolidated funds leases also contain provisions for tenants to reimburse the consolidated funds for maintenance and other property operating expenses, which are considered to be non-lease components. The consolidated funds elected the practical expedient to combine lease and non-lease components and the non-lease components will be included with the single property lease component as the predominant component.
In addition, consolidated funds - other revenue includes interest income, which is generated by a consolidated fund’s lending activity. There was no interest income for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, there was $1.6 million and $2.6 million of interest income, respectively. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, the consolidated funds, including, without limitation, operating costs, depreciation and amortization, interest expense on debt held by the consolidated funds, insurance expenses, professional fees and other costs associated with administering and supporting those funds.
Accounts Receivable
Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. The consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is uncertain, the consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying condensed consolidated statements of operations. There were no allowances for doubtful accounts as of June 30, 2025 and December 31, 2024.
Derivative Instruments
The consolidated funds record all derivative instruments on the accompanying condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of the derivative and the effect on the financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
asset or liability hedged. If the consolidated fund elects not to apply hedge accounting treatment, any changes in the fair value of the derivative instruments is recognized immediately in consolidated funds - hospitality expenses in the accompanying condensed consolidated statements of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss).
Fair Value of Financial Instruments
The fair value of financial instruments is disclosed in accordance with ASC 825, Financial Instruments. The fair value of the consolidated funds financial instruments is estimated using available market information and established valuation methodologies. The estimates of fair value are not necessarily indicative of the amounts the consolidated funds could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which serves to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance effective December 31, 2024. The adoption of this standard did not have a material effect on the Company’s balance sheets, statements of operations, or statements of cash flows, but resulted in additional disclosures in the notes to the financial statements, most notably payroll and payroll related costs as a significant segment expense. See Note 16 – Segments for detail.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740, Income Taxes). ASU 2023-09, which serves to enhance income tax disclosures by requiring a tabular rate reconciliation and additional information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on the Company’s consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s consolidated financial statements.
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
Generally, the assets of the individual consolidated VIEs can only be used to settle liabilities of each respective individual consolidated VIE and the liabilities of each respective VIE, including VIEs which it consolidates, are liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company. When the VIE is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the interests in the VIEs are included in non-controlling interest in the consolidated financial statements. The Company has provided financial support to certain consolidated VIEs in the form of short-term financing and guarantees of the debts of certain VIEs. In general, the Company’s maximum exposure to loss due to involvement with the consolidated VIEs is limited to the amount of capital investment in the VIE, if any, or the potential obligation to perform on the guarantee of debts.
During the six months ended June 30, 2025, the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (“TCC”), a VIE which refinanced a loan secured by a hotel property it owns. With the refinancing of this loan, the company no longer guarantees the debt and it is therefore not obligated to absorb the respective VIE’s income or loss and is no longer determined to be the primary beneficiary. The Company aggregates and reports the results of operations of TCC in consolidated fund revenues and consolidated fund expenses within the accompanying condensed consolidated statements of operations through the date of deconsolidation.

On March 7, 2024, L.T.D. Hospitality Group LLC (“L.T.D.”) contributed one hotel from its portfolio to Caliber Hospitality, LP in exchange for $4.9 million in cash, net of closing costs, and $9.6 million in operating partnership units. In conjunction with the L.T.D. contribution, Caliber Hospitality, LP entered into a new $14.1 million loan facility with a third-party lender resulting in a consolidation reconsideration event. Upon this reconsideration event, the Company reconsidered its consolidation conclusion, given the change in economics, and concluded that it was no longer the primary beneficiary, as its potential obligation to absorb the losses, through its guarantee of the indebtedness secured by the hospitality assets, was no longer significant to Caliber Hospitality, LP or the Caliber Hospitality Trust. As such, during the six months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries. The Company aggregated and reported the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying condensed consolidated statements of operations through the date of deconsolidation. Additionally, during 2024, the Company deconsolidated Elliot, DT Mesa, and CFIF III. The Company’s investment in these assets, as well as the assets of Caliber Hospitality, LP, are no longer eliminated and are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets dated June 30, 2025 and December 31, 2024.
See Note 11 – Commitments and Contingencies for information related to the commitments and contingencies of these VIEs.
Note 4 – Real Estate Investments
There were no material asset acquisitions or dispositions by the Company or the consolidated funds during the three and six months ended June 30, 2025 and 2024.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Prepaid and Other Assets
Prepaid and Other Assets of the Company
Prepaid and other assets of the Company consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Pursuit costs (1)	$730	$1,335
Prepaid expenses	754	800
Accounts receivable, net	408	413
Deposits	46	63
Finance lease - right of use assets	34	42
Other assets	736	848
Total prepaid and other assets	$2,708	$3,501

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

Prepaid and Other Assets of the Consolidated Funds
Prepaid and other assets of the consolidated funds consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$15	$114
Accounts receivable, net	8	163
Deposits	5	57
Deferred franchise fees, net	—	62
Inventory	—	51
Total prepaid and other assets	$28	$447
Note 6 – Notes Payable
Notes Payable of the Company
Notes payable consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

Notes Payable	June 30, 2025	December 31, 2024	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$30,586	$31,763	11.05%	January 2024 - March 2028
Convertible corporate notes	2,421	1,050	6.24%	April 2024 - September 2026
Real estate loans	16,978	15,934	4.70%	February 2027 - November 2029
Other loans	1,738	2,175	49.84%	December 2024 - March 2026
Total notes payable	51,723	50,922
Deferred financing costs, net	(441)	(243)
Discount on corporate note	(764)	(229)
Total notes payable, net	$50,518	$50,450
__________________________________
(1) As of June 30, 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.
Gateway II HoldCo, LLC
On January 31, 2023, the Company assumed a loan which is secured by the Company’s headquarters office building. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of June 30, 2025 and December 31, 2024, the outstanding principal balance of the loan was $15.8 million and $15.9 million, respectively. Upon assumption of the loan, the Company is required to abide by a clause in the agreement requiring the Company to transfer funds to a cash management account. As of June 30, 2025, the debt service coverage ratio required by the loan agreement was not satisfied.
Saddleback Ranch, LLC
In February 2025, the Company entered into a $1.2 million financing agreement which is secured by a deed of trust for the land owned by Saddleback Ranch, LLC. The financing agreement has a fixed interest rate of 10.00% through February 2026, then a fixed rate of 14.00% until maturity in February 2027. The financing agreement requires an interest only payment in February 2026, with all accrued interest added to the outstanding balance monthly. Beginning in February 2026, interest only payments are due quarterly, with the final interest and principal amount due upon maturity. The terms of the financing agreement do not allow the repayment of the outstanding balance in part prior to maturity, but does allow for the entire outstanding balance to be repaid at any time before the maturity date. As of June 30, 2025, the outstanding principal balance of the loan was $1.2 million.
Corporate Notes and Convertible Corporate Notes
The Company has entered into multiple general corporate financing arrangements with third parties. The arrangements are generally evidenced in the form of an unsecured promissory note and require monthly or quarterly interest-only payments until maturity. The loans generally have a 12-month or 36-month term, and may be extended upon the mutual agreement of the lender and the borrower. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term.
As of June 30, 2025, there were 195 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 5.00% to 12.00%, with a weighted average interest rate of 10.95%, and maturity dates ranging from January 2024 to March 2028. At June 30, 2025, the corporate notes outstanding had an aggregate principal balance of $33.0 million, of which $26.3 million of the corporate notes have matured or will mature within the 12-month period subsequent to August 14, 2025. During the six months ended June 30, 2025, there were no conversions of debt into common stock.
As of December 31, 2024, there were 202 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.30%, and maturity dates ranging from April 2023 to December 2027.
The Company has issued corporate notes, generally convertible at $151.40 per common share, except for a secured promissory note issued to Mast Hill (the “Mast Hill Note”) in March 2025, which is convertible at $8.25 per common share. Holders may convert all or part of their note principal balance at any time. As of June 30, 2025 and December 31, 2024, the Mast Hill Note had an outstanding principal balance of $1.5 million and $0, respectively, while other convertible corporate notes totaled $0.9 million and $1.1 million, respectively.
Other Loans
The Company executed short-term operating loan agreements with an aggregate outstanding balance of $1.4 million. The short-term operating loan agreements incur interest rates ranging from 79.86% to 212.94% and mature from December 31, 2024 to September 2025. In addition, the Company executed insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums with an aggregate outstanding balance of $0.4 million at June 30, 2025, primarily consisting of premiums for directors' and officers' insurance. The insurance premiums financing agreements incur interest rates ranging from 7.96% to 9.15%, and mature from August 2025 through March 2026.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future Minimum Payments
The following table summarizes the scheduled principal repayments of the Company’s indebtedness as of June 30, 2025 (in thousands):

Year	Amount
July 1, 2025 - December 31, 2025	$2,942
2027	8,064
2028	18,450
2029	2,396
2030	16,834
Thereafter	3,037
Total	$51,723
Deferred Financing Costs
Amortization of deferred financing costs for the Company was $0.1 million for each of three and six months ended June 30, 2025. Amortization of deferred financing costs for the Company was immaterial during the three and six months ended June 30, 2024. There were no deferred financing cost write-offs during each of the three and six months ended June 30, 2025 and 2024.
Notes Payable of the Consolidated Funds
Notes payable of the consolidated funds consisted of the following as of June 30, 2025 and December 31, 2024, respectively (in thousands):

Notes Payable	June 30, 2025	December 31, 2024	Interest Rate (1)	Maturity date (1)
Real Estate Loans
DoubleTree by Hilton Tucson Convention Center (2)	$—	$17,962	N/A	N/A
Southpointe Fundco, LLC	1,050	1,050	11.99%	September 2025
West Frontier Holdco, LLC	5,084	4,777	6.35%	February 2038
Total Real Estate Loans	6,134	23,789
Member notes	5,600	5,600	10.00%	December 2025
Other loans	4	19	7.96%	September 2025
Total notes payable	11,738	29,408
Deferred financing costs, net	(107)	(236)
Total notes payable, net	$11,631	$29,172
__________________________________
(1) As of June 30, 2025.
(2) During the six months ended June 30, 2025, the Company deconsolidated TCC (as discussed in Note 3 – VIEs).
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of June 30, 2025.
DoubleTree by Hilton Tucson Convention Center
In August 2019, the consolidated fund entered into a loan agreement which was secured by a deed of trust and assignment of rents of the DoubleTree by Hilton Tucson Convention Center located in Tucson, Arizona. The loan had a variable interest rate per annum equal to LIBOR plus 2.50%. In connection with the loan, the consolidated fund entered into an interest rate swap agreement, which set the interest at a fixed rate of 4.22% from September 2022 through August 2027. The loan required interest-only payments until September 2022 and principal and interest payments thereafter until maturity. The terms of the loan allowed

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the prepayment of the outstanding balance in whole or in part at any time prior to the maturity date. The loan matured in August 2027 and was guaranteed by the Company. In May 2024, the consolidated fund terminated the interest rate swap agreement and received $1.6 million. In May 2025, the consolidated fund paid the loan amount outstanding in full.

In May 2025, the consolidated fund entered into a $22.5 million loan agreement which is secured by a deed of trust and assignment of rents of the DoubleTree by Hilton Tucson Convention Center located in Tucson, Arizona. Per the terms of the loan agreement, the loan has a fixed interest rate of 7.43%, matures in June 2030, and requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance prior to the maturity date but can be prepaid subject to certain conditions and terms outlined in the loan agreement. The loan is not guaranteed by the Company. During the six months ended June 30, 2025, the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (as discussed in Note 3 – VIEs).
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
Member Notes
During 2022 and 2023, the consolidated fund, Southpointe Fundco, LLC, entered into 10.0% unsecured promissory notes with individual investors. The notes mature in December 2025 and require quarterly interest-only payments. The terms of the notes allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty.
Other Loans
The consolidated funds executed an insurance premium financing agreement pursuant to which the consolidated funds financed certain annual insurance premiums, with an immaterial balance at June 30, 2025, primarily consisting of premiums for directors' and officers' insurance. The insurance premium payable incurs interest at 7.96%, and matures in September 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future Debt Maturities
As of June 30, 2025, the future aggregate principal repayments due on the consolidated funds notes payable are as follows (in thousands):

Year	Amount
July 1, 2025 - December 31, 2025	$6,680
2027	62
2028	66
2029	69
2030	74
Thereafter	4,787
Total	$11,738
Deferred Financing Costs
Amortization of deferred financing costs for the consolidated funds was immaterial during each of the three and six months ended June 30, 2025, and $0.1 million and $0.4 million during the three and six months ended June 30, 2024, respectively. There were no deferred financing cost write-offs during each of the three and six months ended June 30, 2025 and 2024.
Note 7 – Related Party Transactions
Related Party Transactions of the Company
Platform Revenues
The table below shows the total revenues earned for providing services under Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fund management fees	$2,647	$2,532	$5,117	$3,910
Financing fees	52	51	104	53
Development and construction fees	962	201	1,432	1,732
Brokerage fees	85	442	289	701
Total asset management	3,746	3,226	6,942	6,396
Performance allocations	22	16	23	182
Total related party Platform revenue	$3,768	$3,242	$6,965	$6,578
As of June 30, 2025 and December 31, 2024, amounts due to the Company from related parties for services performed under the Platform was $6.3 million and $6.2 million, respectively, net of allowance for doubtful accounts of $3.3 million and $3.1 million, respectively, which is included in due from related parties on the accompanying condensed consolidated balance sheets.
Notes Receivable
The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the notes receivable – related parties of the Company as of June 30, 2025 and December 31, 2024 (in thousands):

Notes Receivable - Related Parties	June 30, 2025	December 31, 2024	Interest Rate (1)	Maturity Date (1)
Olathe Behavioral Health MezzCo LLC	$5	$—	12.00%	January 2027
Encore Caliber Holdings, LLC	22	—	12.00%	March 2027
Caliber Hospitality LP	5	—	12.00%	April 2027
DFW Behavioral Health LLC	89	22	12.00%	November 2026
Blue Spruce Ridge MezzCo, LLC	—	13	12.00%	December 2026
West Ridge MezzCo, LLC	244	70	12.00%	December 2026
Ridge II MezzCo, LLC	19	—	12.00%	May 2026
Ironwood 92 Partners LLC (2)	—	—	12.00%	February 2027
The Ketch LLC (2)	—	—	12.00%	February 2027
SF Alaska, LP (2)	—	—	12.00%	February 2027
	$384	$105
__________________________________
(1) As of June 30, 2025.
(2) The Company entered into unsecured promissory notes with related parties which were repaid or impaired during the six months ended June 30, 2025.
During the three and six months ended June 30, 2025 and 2024, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of June 30, 2025 and December 31, 2024.
The June 30, 2025 notes receivable - related parties balance above is net of a $0.3 million allowance for doubtful accounts. There was no allowance at December 31, 2024.
Other
In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of June 30, 2025 and December 31, 2024, other amounts due from related parties was $0.8 million and $0.8 million, respectively, net of allowance for doubtful accounts at both June 30, 2025 and December 31, 2024 of $0.9 million, and are included in due from related parties on the accompanying condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, other amounts due to related parties from the Company were $0.5 million and $0.3 million, respectively, which are included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Related Party Transactions of the Consolidated Funds
Notes Receivable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

Notes Receivable - Related Parties	June 30, 2025	December 31, 2024	Interest Rate(1)	Maturity Date(1)
Caliber Hospitality, LP (2)	$—	$5,650	N/A	N/A
Elliot & 51st Street, LLC	994	1,198	12.00%	April 2026
Total Notes Receivable - Related Parties	$994	$6,848
__________________________________
(1) As of June 30, 2025.
(2) During the six months ended June 30, 2025, the Company deconsolidated TCC (as discussed in Note 3 – VIEs), who is the lender of a promissory note with Caliber Hospitality, LP.
The consolidated funds did not earn interest in connection with the notes during each of the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the consolidated funds earned $1.6 million and $2.6 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. Interest due to the consolidated funds was $0.2 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, which is included in prepaid and other assets on the accompanying condensed consolidated balance sheets.
Notes Payable
At June 30, 2025 and December 31, 2024, the consolidated funds had a note payable outstanding of $2.2 million and $2.0 million, respectively, to CFIF III. The note has a fixed interest rate of 13.00% and matures in September 2025.
During each of the three and six months ended June 30, 2025, the consolidated funds incurred $0.1 million of interest expense in connection with the notes payable – related parties, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. An immaterial amount and $0.3 million of interest expense was incurred by the consolidated funds during the three and six months ended June 30, 2024, respectively, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. No interest was payable as of June 30, 2025 and December 31, 2024.
Other
In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of June 30, 2025, no other amounts were due from related parties. As of December 31, 2024, there were an immaterial amount of other amounts due from related parties, which is included in prepaid and other assets on the accompanying condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, there was an immaterial amount and $0.1 million, respectively, of other amounts due to related parties, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Leases
Lessor - Company
Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property. As of June 30, 2025, the leases have non-cancelable remaining lease terms from 0.7 years to 9.0 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of June 30, 2025, the Company does not have any material related party leases as a lessor. The components of rental revenue of the Company for the three and six months ended June 30, 2025 and 2024, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed	$421	$443	$654	$878
Variable	57	71	113	148
Total	$478	$514	$767	$1,026
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of June 30, 2025, are as follows (in thousands):

Year	Amount
July 1, 2025 - December 31, 2025	$865
2026	1,652
2027	1,031
2028	445
2029	342
Thereafter	1,120
Total	$5,455
Lessor - Consolidated Funds
Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of one multi-family residential property and one commercial property which was deconsolidated during the year ended December 31, 2024. As of June 30, 2025, the leases have non-cancelable remaining lease terms from 0.1 years to 1.2 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of June 30, 2025, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue of the consolidated funds for the three and six months ended June 30, 2025 and 2024, are presented in the table below (in thousands). Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed	$170	$339	$347	$633
Variable	(5)	143	(40)	271
Total	$165	$482	$307	$904

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of June 30, 2025, are as follows (in thousands):

Year	Amount
July 1, 2025 - December 31, 2025	$208
2026	74
2027	—
2028	—
2029	—
Thereafter	—
Total	$282
Note 9 – Other Liabilities
Other Liabilities of the Company
Other liabilities of the Company consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Deposits (1)	$196	$154
Tenant improvement allowance	126	103
Finance lease liability	37	44
Below market leases, net	—	20
Other	690	429
Total other liabilities	$1,049	$750
_________________________________
(1) Includes tenant security deposits.
Other Liabilities of the Consolidated Funds
Other liabilities of the consolidated funds consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Deposits (1)	$35	$171
Sales tax payable	—	97
Other	19	371
Total other liabilities	$54	$639
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures
Supplemental cash flow information consisted of the following for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the six months ended June 30, 2025 and 2024	$2,926	$2,569
Non-cash bonus settlement via employee accounts receivable offset	$33	$—
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $2 for each of the six months ended June 30, 2025 and 2024, respectively	$841	$4,595

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Increase in note receivable - related party due to deconsolidation of VIEs	$—	$6,749
Increase in accounts receivable - related party due to deconsolidation of VIEs	$—	$3,519
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	$333	$8,892
Cost of real estate investments included in accounts payable	$318	$—
Investments in unconsolidated entities for investor buy-out	$493	$—
Investments in unconsolidated entities included in accrued expenses	$—	$44
Issuance of common stock in lieu of cash payment for accounts payable	$—	$182
Corporate note rollovers	$4,760	$—
Conversion of corporate note to preferred stock, including warrants	$350	$—
Corporate note increase due to rollovers, net of discounts	$215	$—
Non-cash issuance of convertible note and related common stock	$89	$—
Issuance of warrants related to common stock	$75	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Increase in note receivable - related party due to deconsolidation of VIEs	$—	$26,196
Decrease in notes receivable - related party due to payment of accounts payable	$3	$—
Cost of real estate investments included in accounts payable	$—	$3
Cost of real estate investments included in due to related parties	$—	$4
Related party notes payable - non-cash settlement	$—	$344

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2025	2024
Deconsolidation of VIEs
Real estate investments, net	$33,319	$100,367
Accounts receivable, net	$159	$2,826
Notes receivable - related parties	$5,450	$—
Operating lease - right of use assets	$—	$10,327
Prepaid and other assets	$376	$8,651
Due from related parties	$447	$3
Due to related parties	$—	$101
Notes payable, net	$22,033	$90,991
Notes payable - related parties	$—	$14,362
Accounts payable and accrued expenses	$1,070	$10,885
Operating lease liabilities	$—	$13,957
Other liabilities	$381	$1,236
Noncontrolling interests	$15,805	$54,367
Note 11 – Commitments and Contingencies
Commitments and Contingencies of the Company
Environmental Matters
In connection with the ownership and operation of real estate assets, the Company may potentially be liable for costs and damages related to environmental matters. The Company believes it is in material compliance with current laws and regulations and does not know of any existing environmental condition nor has the Company been notified by any governmental authority of any non-compliance, liability or other claim, in each case, that could result in a material effect on the Company’s financial condition or results of operations.
Caliber Tax Advantaged Opportunity Fund LP
Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of June 30, 2025 and December 31, 2024, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.
Caliber Tax Advantaged Opportunity Fund II LLC
Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of June 30, 2025 and December 31, 2024, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.
Commitments and Contingencies of the Consolidated Funds
Franchise Agreements
The consolidated funds which were consolidated during the three and six months ended June 30, 2025 and 2024, were parties to franchise agreements where the fund is required to pay monthly fees, generally consisting of royalty, program, and food and beverage fees. At June 30, 2025, the consolidated funds were not party to any franchise agreements. During the three and six months ended June 30, 2025, the consolidated funds recognized total franchise fees of $0.1 million and $0.4 million, respectively,

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and during the three and six months ended June 30, 2024, the consolidated funds recognized total franchise fees of $0.2 million, and $2.6 million, respectively.
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
The Company has calculated the basic and diluted earnings per share during the three and six months ended June 30, 2025 and 2024 as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to CaliberCos Inc.	$(5,299)	$(4,730)	$(9,706)	$(8,535)
Preferred stock dividends	(39)	—	(39)	0
Convertible debt interest	31	22	50	43
Net loss attributable to common shareholders of CaliberCos Inc.	$(5,307)	$(4,708)	$(9,695)	$(8,492)
Denominator:
Weighted average shares outstanding - basic and diluted	1,278	1,091	1,212	1,084

Basic and diluted net loss per share attributable to common shareholders	$(4.15)	$(4.34)	$(8.00)	$(7.87)
The number of antidilutive shares consisted of the potential exercise of stock options and warrants, as well as the potential conversion of preferred shares and convertible debt. The following table summarizes these potential exercises and conversions during the three and six months ended June 30, 2025 and 2024, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Additional common shares, if stock options were exercised	133	131	139	131
Additional common shares, if warrants were exercised	139	—	139	—
Additional common shares, if preferred shares were converted	223	—	223	—
Additional common shares, if convertible debt were converted	39	9	39	9
	534	140	540	140

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the Company’s variable rate and short-term debt as of June 30, 2025 and December 31, 2024, approximated fair value. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	June 30, 2025		December 31, 2024
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Saddleback Ranch, LLC	$1,189	$1,273	$—	$—
Gateway II, LLC	$15,789	$13,052	$15,934	$12,604
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate and short-term debt as of June 30, 2025 and December 31, 2024, approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the consolidated funds’ instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	June 30, 2025		December 31, 2024
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Southpointe Fundco, LLC	$1,050	$1,024	$1,050	$1,023
West Frontier, LLC	$5,084	$2,609	$4,796	$3,701
Note 14 – Derivative Instruments
Risk Management Objective of Using Derivatives
The consolidated funds utilize derivative instruments, including interest rate caps and swaps, to reduce interest rate risk associated with its borrowings. The consolidated funds do not intend to utilize derivatives for purposes other than interest rate risk management.
Derivatives Designated as Hedging Instruments
As of June 30, 2025 and December 31, 2024, the consolidated funds did not have any derivatives designated as hedging instruments.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2025 and December 31, 2024, the consolidated funds did not have any non-designated derivatives.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the consolidated funds’ gain or loss recognized in consolidated funds - hospitality expenses in the accompanying condensed consolidated statements of operations for three and six months ended June 30, 2025 and 2024 (in thousands):

Type of Derivative	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Interest rate swap (1)	Consolidated funds - hospitality expenses	$—	$152	$—	$346
Interest rate cap (2)	Consolidated funds - hospitality expenses	—	—	—	(35)
Total		$—	$152	$—	$311
__________________________________
(1) During the six months ended June 30, 2024, the interest rate swap was terminated.
(2) During the six months ended June 30, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.
Note 15 – Preferred Stock
Series A convertible preferred stock

In November 2024, the Company entered in to an offering agreement to issue up to $15.0 million, of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants to purchase its Class A Common Stock, with a stated value of $400 per share and a 12% annual, non-cumulative dividend payable annually in cash or shares of Class A Common Stock, at the Company’s discretion.
The Series A Preferred is convertible anytime at the option of the stockholder, in four sequential tranches. Each tranche allows the stockholder to convert up to 25% of its initial investment, beginning at a conversion price $10.23 per share of Class A Common Stock, and increasing in 50% increments for each successive tranche. Each tranche of Series A Preferred is mandatorily convertible if the market price of the Class A Common Stock is 200% higher than any respective tranche’s conversion price for 20 of 30 consecutive trading days.
As of June 30, 2025 and December 31, 2024, the Company had 5,875 and 5,000 shares, respectively, of its Series A Preferred stock issued and outstanding, representing additional paid-in capital of $2.4 million and $2.0 million, respectively.

Series AA cumulative redeemable preferred stock (Reg A+) - Liability classified

The Company qualified its preferred stock series AA financing, registered under regulation A+, with the SEC in March 2025. The Company is authorized to issue up to 800,000 shares of the Series AA Cumulative Redeemable Preferred Stock (“Series AA Preferred”) for gross proceeds of $20.0 million. The Series AA Preferred shares have a stated value of $25 per share and a cumulative monthly cash dividend equal to 9.5% per annum. If the Company does not make an interest payment within 30 days after an unpaid month, it goes into default. In the event of default, the cash dividend rate increases to 18% per annum until cured.
Holders of the Series AA Preferred may elect to convert all or any portion of their preferred stock to equivalent shares of Class A Common Stock, after the third anniversary. The Company can redeem the Series AA Preferred at any time at no cost. The stockholder can redeem at any time as well; however, if redeemed in year one, two, or three, the redemption would be subject to a 10%, 8%, or 6% redemption fee, respectively. Redemption of the Series AA Preferred at stated value is mandatory on the third anniversary of the issuance date.

The Series AA Preferred is classified as a liability on the condensed consolidated balance sheet, rather than in shareholders’ equity, due to its contractual obligation to redeem the shares for cash.
As of June 30, 2025, the Company had 36,770 shares of its Series AA Preferred issued and outstanding, representing funds raised to date of $0.8 million, net of issuance costs. No shares were issued prior to the three months ended June 30, 2025.

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
The Company issues warrants for the purchase of its Class A Common Stock, either as stand-alone transactions or combined with other debt and/or equity instruments. The warrants may be exercised up to the fifth anniversary of their origination date and transferred independently at any time. Using the Black-Scholes model, the Company estimates the relative fair value of warrants on the date of issuance. The relative fair value of warrants is included in Paid-in capital on the condensed consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company had warrants outstanding to purchase 139,040 and 52,943 shares of Class A Common Stock, respectively, with a weighted average exercise price per share of $18.00 and $16.41, respectively, and weighted average remaining exercise periods of 4.6 and 4.7 years, respectively.
Note 16 – Segments
The Company operates through one operating segment, its asset management platform which it refers to simply as “Platform”. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, John C. Loeffler. The Company’s CODM assesses performance and allocates resources based on the results of Platform operations.
The Company’s CODM assesses revenue, operating costs and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Operating costs consist primarily of payroll related costs that are provided quarterly to the CODM. Platform payroll and payroll related costs were $3.1 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively, and $6.8 million and $9.7 million for the six months ended June 30, 2025 and 2024, respectively. Management concluded that the consolidated funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review, nor is he provided with the operating results of these consolidated funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The consolidated funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since the Company has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
For the three months ended June 30, 2025 and 2024, total Platform revenues were $4.1 million and $4.2 million, respectively, representing a period-over-period decrease of 2.0%. For the six months ended June 30, 2025 and 2024, total Platform revenues were $7.7 million and $8.9 million, respectively, representing a period-over-period decrease of 14.1%. The tables below compare the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and six months ended June 30, 2025, to the revenues earned for the same period in 2024 (in thousands).

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$2,739	$(92)	$2,647
Financing fees	292	(240)	52
Development and construction fees	979	(17)	962
Brokerage fees	93	(8)	85
Total asset management	4,103	(357)	3,746
Performance allocations	23	(1)	22
Total Platform revenue	$4,126	$(358)	$3,768

	Three Months Ended June 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$3,330	$(798)	$2,532
Financing fees	80	(29)	51
Development and construction fees	328	(127)	201
Brokerage fees	441	1	442
Total asset management	4,179	(953)	3,226
Performance allocations	33	(17)	16
Total Platform revenue	$4,212	$(970)	$3,242

	Six Months Ended June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$5,483	$(366)	$5,117
Financing fees	366	(262)	104
Development and construction fees	1,507	(75)	1,432
Brokerage fees	289	—	289
Total asset management	7,645	(703)	6,942
Performance allocations	30	(7)	23
Total Platform revenue	$7,675	$(710)	$6,965

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$5,899	$(1,989)	$3,910
Financing fees	152	(99)	53
Development and construction fees	1,982	(250)	1,732
Brokerage fees	701	—	701
Total asset management	8,734	(2,338)	6,396
Performance allocations	204	(22)	182
Total Platform revenue	$8,938	$(2,360)	$6,578
The following tables present a reconciliation of Platform revenues, expenses and net loss to the most comparable U.S. GAAP measure for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,103	$(357)	$3,746
Performance allocations	23	(1)	22
Consolidated funds – hospitality revenue	—	1,138	1,138
Consolidated funds – other revenue	—	167	167
Total revenues	4,126	947	5,073

Expenses
Operating costs	719	(170)	549
Payroll and payroll related costs	3,122	—	3,122
General and administrative	1,183	(10)	1,173
Marketing and advertising	147	—	147
Depreciation and amortization	174	(8)	166
Consolidated funds – hospitality expenses	—	1,278	1,278
Consolidated funds – other expenses	—	466	466
Total expenses	5,345	1,556	6,901

Other loss, net	(2,014)	(150)	(2,164)
Interest income	30	—	30
Interest expense	(1,738)	—	(1,738)
Net loss before income taxes	(4,941)	(759)	(5,700)
Benefit from income taxes	—	—	—
Net loss	(4,941)	(759)	(5,700)
Net loss attributable to noncontrolling interests	—	(401)	(401)
Net loss attributable to CaliberCos Inc.	$(4,941)	$(358)	$(5,299)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$7,645	$(703)	$6,942
Performance allocations	30	(7)	23
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	312	312
Total revenues	7,675	4,659	12,334

Expenses
Operating costs	1,227	(294)	933
Payroll and payroll related costs	6,782	—	6,782
General and administrative	2,775	(21)	2,754
Marketing and advertising	312	—	312
Depreciation and amortization	336	(13)	323
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	924	924
Total expenses	11,432	5,339	16,771

Other loss, net	(2,008)	(522)	(2,530)
Interest income	63	(1)	62
Interest expense	(3,349)	—	(3,349)
Net loss before income taxes	(9,051)	(1,203)	(10,254)
Benefit from income taxes	—	—	—
Net loss	(9,051)	(1,203)	(10,254)
Net loss attributable to noncontrolling interests	—	(548)	(548)
Net loss attributable to CaliberCos Inc.	$(9,051)	$(655)	$(9,706)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,179	$(953)	$3,226
Performance allocations	33	(17)	16
Consolidated funds – hospitality revenue	—	2,894	2,894
Consolidated funds – other revenue	—	2,043	2,043
Total revenues	4,212	3,967	8,179

Expenses
Operating costs	852	(225)	627
Payroll and payroll related costs	4,908	—	4,908
General and administrative	2,091	(12)	2,079
Marketing and advertising	227	—	227
Depreciation and amortization	119	25	144
Consolidated funds – hospitality expenses	—	3,312	3,312
Consolidated funds – other expenses	—	1,358	1,358
Total expenses	8,197	4,458	12,655

Other income (loss), net	490	(172)	318
Interest income	170	(13)	157
Interest expense	(1,315)	—	(1,315)
Net loss before income taxes	(4,640)	(676)	(5,316)
Benefit from income taxes	—	—	—
Net loss	(4,640)	(676)	(5,316)
Net loss attributable to noncontrolling interests	—	(586)	(586)
Net loss attributable to CaliberCos Inc.	$(4,640)	$(90)	$(4,730)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$8,734	$(2,338)	$6,396
Performance allocations	204	(22)	182
Consolidated funds – hospitality revenue	—	21,039	21,039
Consolidated funds – other revenue	—	3,513	3,513
Total revenues	8,938	22,192	31,130

Expenses
Operating costs	1,553	(447)	1,106
Payroll and payroll related costs	9,691	—	9,691
General and administrative	4,040	(21)	4,019
Marketing and advertising	333	—	333
Depreciation and amortization	302	(12)	290
Consolidated funds – hospitality expenses	—	20,094	20,094
Consolidated funds – other expenses	—	4,430	4,430
Total expenses	15,919	24,044	39,963

Other income (loss), net	942	(352)	590
Interest income	455	(181)	274
Interest expense	(2,610)	1	(2,609)
Net loss before income taxes	(8,194)	(2,384)	(10,578)
Benefit from income taxes	—	—	—
Net loss	(8,194)	(2,384)	(10,578)
Net loss attributable to noncontrolling interests	—	(2,043)	(2,043)
Net loss attributable to CaliberCos Inc.	$(8,194)	$(341)	$(8,535)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of Platform assets to the most comparable U.S. GAAP measure as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated

Cash	$586	$—	$586
Restricted cash	2,559	—	2,559
Real estate investments, net	21,978	(264)	21,714
Notes receivable - related parties	384	—	384
Due from related parties	7,111	(19)	7,092
Investments in unconsolidated entities	12,297	(85)	12,212
Operating lease - right of use assets	3,881	(3,758)	123
Prepaid and other assets	2,976	(268)	2,708
Total assets	$51,772	$(4,394)	$47,378

	As of December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Cash	$1,766	$—	$1,766
Restricted cash	2,582	—	2,582
Real estate investments, net	21,782	(210)	21,572
Notes receivable - related parties	230	(125)	105
Due from related parties	11,143	(4,178)	6,965
Investments in unconsolidated entities	16,061	(418)	15,643
Operating lease - right of use assets	4,042	(3,895)	147
Prepaid and other assets	(529)	4,030	3,501
Total assets	$57,077	$(4,796)	$52,281
Note 17 – Subsequent Events
Management has evaluated events and transactions that occurred after June 30, 2025 through August 14, 2025, the date these condensed consolidated financial statements were available to be issued. There were no material events or transactions in addition to those matters discussed in Note 1 – Organization and Liquidity and Note 6 – Notes Payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I - Financial Information,” including the related notes to the condensed consolidated financial statements contained therein.
Overview
Over the past 16 years, we have grown into a leading diversified alternative asset management firm, with more than $2.8 billion in assets under management (“AUM”) and assets under development (“AUD”). Our primary goal is to enhance the wealth of accredited investors seeking to make investments in middle-market assets. We strive to build wealth for our clients by creating, managing, and servicing middle-market investment funds, private syndications, and direct investments. Through our funds, we invest primarily in real estate, private equity, and debt facilities. We market and fundraise to direct channels and to wholesale channels.
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, some of which are on land owned by our funds or are under contract to purchase. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at June 30, 2025, up through sale, we estimate we could earn up to $84.8 million in performance allocations. As of June 30, 2025, we are actively developing 1,776 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.0 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing.
We strive to provide investors attractive risk-adjusted returns by offering a balance of (i) structured offerings and ease of ownership, (ii) a pipeline of investment opportunities, primarily projects that range in value between $5.0 million and $50.0 million, and (iii) an integrated execution and processing platform. Our investment strategy leverages the local market intelligence and real-time data we gain from our operations to evaluate current investments, generate proprietary transaction flow, and implement various asset management strategies.
As an alternative asset manager, we offer a full suite of support services and employ a vertically integrated approach to investment management. Our asset management activities are complemented with transaction and advisory services including development and construction management, acquisition and disposition expertise, and fund formation, which we believe differentiate us from other asset management firms. We earn the following fees from providing these services under the Platform:
Asset Management Revenues
•Organizational & Offering fees include fund set-up fees and are a one-time fee earned during the initial formation, administration, and set-up of fund products we distribute and manage. These fees are recognized at the point in time when the performance under the contract is complete.
•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require us to provide management services, representing a performance obligation that we satisfy over time. With respect to the Caliber Hospitality Trust, we earn a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and are reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
•Financing fees are earned for services we perform in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, we earn fees for guaranteeing certain loans, representing a performance obligation that we satisfy over time.
•Real estate development revenues are generally based on two fee-based contracts, not to exceed 6.0%. The first, a real estate development contract that provides for up to 4.0% of the total expected costs of the development and is paid for services performed by Caliber Development, LLC as the principal developer of our projects. These services may include obtaining new entitlements or zoning changes and managing and supervising third-party developers. The second, a construction management contract that provides for up to 4.0% of the total expected costs of the construction project for services provided managing general contractors with respect to the construction of the properties owned by the funds. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, construction management fee revenue is recognized over time as the performance obligations are satisfied.
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
Our chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, John C. Loeffler. The CODM assesses revenue, operating expenses and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated investment funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Management concluded that the consolidated investment funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as our CODM does not review the operating results of these investment funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The investment funds are consolidated based on the requirement in ASC 810, Consolidation, as we were determined to be the primary beneficiary of each of these variable interest entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
We were originally founded as Caliber Companies, LLC, an Arizona limited liability company, organized under the laws of Arizona, and commenced operations in January 2009. In November 2014, we reorganized as a Nevada corporation and in June 2018, we reincorporated in the state of Delaware. On our website we make available, free of charge, information about the Company and its’ investments. None of the information on our website is deemed to be part of this report.
Trends Affecting Our Business
Our business is driven by trends which affect the following:
1)Capital formation: any trend which increases or decreases investors’ knowledge of alternative investments, desire to acquire them, access to acquire them, and knowledge and appreciation of us as a potential provider, will affect our ability to attract and raise new capital. Capital formation also drives investment acquisitions, which contribute to our revenues.

2)Investment acquisition: any trend which increases or decreases the supply of middle-market real estate projects or loans, the accessibility of developments or development incentives, or enhances or detracts from our ability to access those projects will affect our ability to generate revenue. Coincidentally, investment acquisitions, or the rights to acquire an investment, drive capital formation, which acts as a growth engine for the Platform which acts as a growth engine for the Platform.
3)Project execution: any trend which increases or decreases the costs of execution on a real estate project, including materials pricing, labor pricing, access to materials, delays due to governmental action, and the general labor market, will affect our ability to generate revenues.

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through June 30, 2025 of $750.0 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that we manage throughout the deal cycle will continue to offer an attractive value proposition to investors.
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
The advancement of real estate investment-oriented technology, sometimes referred to as “proptech” offers us the benefit of new and innovative technologies to better execute on capital formation strategies, investment acquisition strategies, and investment management strategies. In recent years, we have added to our technology stack with systems that we believe lead the market in their specific ability to enhance execution on our projects. Several of these technologies seek to incorporate investments in artificial intelligence, which we believe will be a prevailing trend in helping us to enhance our project execution going forward.
Regional conflicts and instability, such as those in Israel and Ukraine, can have significant impacts on global markets and economies and investor perception and tolerance for risk. These conflicts could lead to increased volatility in financial markets, disrupt supply chains, and change investor appetite for investments in alternative assets.

Business Environment
Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, global tariffs, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 2.7% in June 2025. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 50 basis points in September 2024, by 25 basis points in November 2024, and by 25 basis points in December 2024, resulting in a target rate range of 4.25% to 4.50% at June 30, 2025. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for our funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to our early years of operations. In both a buyer’s market and a stressed or distressed market, we expect our business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows us to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, resulting in significant and lasting changes to the Qualified Opportunity Zone (“QOZ”) program. Most notably, the OBBBA eliminates the program’s original sunset date of December 31, 2026, and extends the QOZ program indefinitely. This legislative change could potentially impact our real estate investment strategy, particularly for our funds with existing or future exposure to QOZ-designated assets.

We are actively evaluating the potential long-term implications of the OBBBA, including increased investor demand for QOZ-aligned strategies and shifts in capital deployment across target markets. However, the full scope and operational impact of these changes remain subject to further guidance. Accordingly, there can be no assurance that the legislative changes will lead to improved fund performance or investor outcomes. We will continue to monitor developments and adjust its strategies as appropriate to align with the evolving QOZ landscape.
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

Results of Operations
Comparison of the Consolidated Results of Operations for the Three Months Ended June 30, 2025 and 2024
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, we deconsolidated DoubleTree by Hilton Tucson Convention Center during the three months ended June 30, 2025. The following table and discussion provide insight into our consolidated results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$3,746	$3,226	$520	16.1%
Performance allocations	22	16	6	37.5%
Consolidated funds – hospitality revenues	1,138	2,894	(1,756)	(60.7)%
Consolidated funds – other revenues	167	2,043	(1,876)	(91.8)%
Total revenues	5,073	8,179	(3,106)	(38.0)%

Expenses
Operating costs	3,671	5,535	(1,864)	(33.7)%
General and administrative	1,173	2,079	(906)	(43.6)%
Marketing and advertising	147	227	(80)	(35.2)%
Depreciation and amortization	166	144	22	15.3%
Consolidated funds – hospitality expenses	1,278	3,312	(2,034)	(61.4)%
Consolidated funds – other expenses	466	1,358	(892)	(65.7)%
Total expenses	6,901	12,655	(5,754)	(45.5)%

Other (loss) income, net	(2,164)	318	(2,482)	(780.5)%
Interest income	30	157	(127)	(80.9)%
Interest expense	(1,738)	(1,315)	(423)	(32.2)%
Net loss before income taxes	(5,700)	(5,316)	(384)	(7.2)%
Benefit from income taxes	—	—	—	0.0%
Net loss	(5,700)	(5,316)	(384)	(7.2)%
Net loss attributable to noncontrolling interests	(401)	(586)	185	31.6%
Net loss attributable to CaliberCos Inc.	$(5,299)	$(4,730)	$(569)	(12.0)%
For the three months ended June 30, 2025 and 2024, total revenues were $5.1 million and $8.2 million, respectively, representing a period-over-period decrease of 38.0%, which was primarily due to a decrease in consolidated fund revenues resulting from the deconsolidation of Caliber Hospitality Trust and Caliber Hospitality, LP and its consolidated subsidiaries in March 2024. In addition, Elliot & 51st St LLC (“Elliot”), DT Mesa Holdco II, LLC (“DT Mesa”), and CFIF III were deconsolidated during the year ended December 31, 2024. This decrease, was partially offset by an increase in asset management revenues, primarily driven by an increase in fund management revenues. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the three months ended June 30, 2025 and 2024, total expenses were $6.9 million and $12.7 million, respectively, representing a period-over-period decrease of 45.5%. The decrease was primarily due to a decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality Trust, Caliber Hospitality, LP, Elliot, DT Mesa, and CFIF III and a decrease in operating costs related to payroll and bonus expenses.

For the three months ended June 30, 2025 and 2024, other (loss) income, were $(2.2) million and $0.3 million, respectively, representing a period-over-period decrease of $2.5 million. The decrease was primarily due to investment impairment charges related to a real estate fund the Platform both invests in and manages, and to a lesser extent due to unrealized losses related to certain of the Platform’s investments during the three months ended June 30, 2025 as compared to the same period in 2024.
Comparison of the Platform (Unconsolidated) Results of Operations for the Three Months Ended June 30, 2025 and 2024
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the three months ended June 30, 2025 and 2024 (in thousands). Unconsolidated Platform revenues and expenses are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. As a result, unconsolidated Platform revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because fee revenue is eliminated in consolidation when it is derived from a consolidated fund and due to the exclusion of the fund revenue recognized by the consolidated funds. Furthermore, unconsolidated Platform expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds. See the Non-GAAP Measures section below for reconciliations of the unconsolidated Platform results to the most comparable U.S. GAAP measure.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$4,103	$4,179	$(76)	(1.8)%
Performance allocations	23	33	(10)	(30.3)%
Total revenues	4,126	4,212	(86)	(2.0)%

Expenses
Operating costs	3,841	5,760	(1,919)	(33.3)%
General and administrative	1,183	2,091	(908)	(43.4)%
Marketing and advertising	147	227	(80)	(35.2)%
Depreciation and amortization	174	119	55	46.2%
Total expenses	5,345	8,197	(2,852)	(34.8)%

Other (loss) income, net	(2,014)	490	(2,504)	(511.0)%
Interest income	30	170	(140)	(82.4)%
Interest expense	(1,738)	(1,315)	(423)	(32.2)%
Net loss before income taxes	(4,941)	(4,640)	(301)	(6.5)%
Benefit from income taxes	—	—	—	0.0%
Net loss	$(4,941)	$(4,640)	$(301)	(6.5)%
For the three months ended June 30, 2025 and 2024, total revenues were $4.1 million and $4.2 million, respectively, representing a period-over-period decrease of 2.0%. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended June 30, 2025, to the revenues earned for the same period in 2024.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Fund management fees	$2,739	$3,330	$(591)	(17.7)%
Financing fees	292	80	212	265.0%
Development and construction fees	979	328	651	198.5%
Brokerage fees	93	441	(348)	(78.9)%
Total asset management	4,103	4,179	(76)	(1.8)%
Performance allocations	23	33	(10)	(30.3)%
Total unconsolidated Platform revenue	$4,126	$4,212	$(86)	(2.0)%

The decrease in fund management fees is related to a decrease in fund-set up fees as there were no new funds set-up during the three months ended June 30, 2025, partially offset by an increase in asset management fees earned. Fund management fees are based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.
The increase in development and construction fees is primarily due to an increase in development fees related to the achievement of pre-construction milestones completed development activities during the three months ended June 30, 2025 as compared to the same period in 2024.
For the three months ended June 30, 2025 and 2024, total expenses were $5.3 million and $8.2 million, respectively, representing a period-over-period decrease of 34.8%. The decrease was primarily due to a decrease in payroll and bonus expense due to a decrease in employee headcount.
During the three months ended June 30, 2025 and 2024, other (loss) income, net was $(2.0) million and $0.5 million, respectively. The decrease was primarily due to investment impairment charges related to a real estate fund the Platform both invests in and manages, and to a lesser extent due to unrealized losses related to certain of the Platform’s investments during the three months ended June 30, 2025, as compared to the same period in 2024.
For the three months ended June 30, 2025 and 2024, interest expense was $1.7 million and $1.3 million, respectively. The increase was primarily due to an increase in short-term operating loans outstanding during the three months ended June 30, 2025, as compared to the same period in 2024.

Comparison of the Consolidated Results of Operations for the Six Months Ended June 30, 2025 and 2024
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, we deconsolidated DoubleTree by Hilton Tucson Convention Center during the six months ended June 30, 2025. Additionally, we deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries, and Elliot during the six months ended June 30, 2024. The following table and discussion provide insight into our consolidated results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$6,942	$6,396	$546	8.5%
Performance allocations	23	182	(159)	(87.4)%
Consolidated funds – hospitality revenues	5,057	21,039	(15,982)	(76.0)%
Consolidated funds – other revenues	312	3,513	(3,201)	(91.1)%
Total revenues	12,334	31,130	(18,796)	(60.4)%

Expenses
Operating costs	7,715	10,797	(3,082)	(28.5)%
General and administrative	2,754	4,019	(1,265)	(31.5)%
Marketing and advertising	312	333	(21)	(6.3)%
Depreciation and amortization	323	290	33	11.4%
Consolidated funds – hospitality expenses	4,743	20,094	(15,351)	(76.4)%
Consolidated funds – other expenses	924	4,430	(3,506)	(79.1)%
Total expenses	16,771	39,963	(23,192)	(58.0)%

Other (loss) income, net	(2,530)	590	(3,120)	(528.8)%
Interest income	62	274	(212)	(77.4)%
Interest expense	(3,349)	(2,609)	(740)	(28.4)%
Net loss before income taxes	(10,254)	(10,578)	324	3.1%
Benefit from income taxes	—	—	—	0.0%
Net loss	(10,254)	(10,578)	324	3.1%
Net loss attributable to noncontrolling interests	(548)	(2,043)	1,495	73.2%
Net loss attributable to CaliberCos Inc.	$(9,706)	$(8,535)	$(1,171)	(13.7)%
For the six months ended June 30, 2025 and 2024, total revenues were $12.3 million and $31.1 million, respectively, representing a period-over-period decrease of 60.4%, which was primarily due to a decrease in consolidated fund revenues resulting from the deconsolidation of Caliber Hospitality Trust and Caliber Hospitality, LP and its consolidated subsidiaries in March 2024. In addition, Elliot & 51st St LLC (“Elliot”), DT Mesa Holdco II, LLC (“DT Mesa”), and CFIF III were deconsolidated during the year ended December 31, 2024. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the six months ended June 30, 2025 and 2024, total expenses were $16.8 million and $40.0 million, respectively, representing a period-over-period decrease of 58.0%. The decrease was primarily due to a decrease in consolidated fund expenses which was primarily due to the deconsolidation of Caliber Hospitality Trust, Caliber Hospitality, LP, Elliot, DT Mesa, and CFIF III and a decrease in operating costs related to payroll and bonus expenses.

For the six months ended June 30, 2025 and 2024, other (loss) income, were $(2.5) million and $0.6 million, respectively, representing a period-over-period decrease of $3.1 million. The decrease was primarily due to investment impairment charges related to a real estate fund the Platform both invests in and manages, and to a lesser extent due to unrealized losses related to certain of the Platform’s investments during the three months ended June 30, 2025 as compared to the same period in 2024.

Comparison of the Platform (Unconsolidated) Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the six months ended June 30, 2025 and 2024 (in thousands). See the Non-GAAP Measures section below for reconciliations of the unconsolidated Platform results to the most comparable U.S. GAAP measure.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$7,645	$8,734	$(1,089)	(12.5)%
Performance allocations	30	204	(174)	(85.3)%
Total revenues	7,675	8,938	(1,263)	(14.1)%

Expenses
Operating costs	8,009	11,244	(3,235)	(28.8)%
General and administrative	2,775	4,040	(1,265)	(31.3)%
Marketing and advertising	312	333	(21)	(6.3)%
Depreciation and amortization	336	302	34	11.3%
Total expenses	11,432	15,919	(4,487)	(28.2)%

Other (loss) income, net	(2,008)	942	(2,950)	(313.2)%
Interest income	63	455	(392)	(86.2)%
Interest expense	(3,349)	(2,610)	(739)	(28.3)%
Net loss before income taxes	(9,051)	(8,194)	(857)	(10.5)%
Benefit from income taxes	—	—	—	0.0%
Net loss	$(9,051)	$(8,194)	$(857)	(10.5)%
For the six months ended June 30, 2025 and 2024, total revenues were $7.7 million and $8.9 million, respectively, representing a period-over-period decrease of 14.1%. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the six months ended June 30, 2025, to the revenues earned for the same period in 2024.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Fund management fees	$5,483	5,899	$(416)	(7.1)%
Financing fees	366	152	214	140.8%
Development and construction fees	1,507	1,982	(475)	(24.0)%
Brokerage fees	289	701	(412)	(58.8)%
Total asset management	7,645	8,734	(1,089)	(12.5)%
Performance allocations	30	204	(174)	(85.3)%
Total unconsolidated Platform revenue	$7,675	$8,938	$(1,263)	(14.1)%
The decrease in fund management fees is related to a decrease in fund-set up fees as there were no new funds set-up during the six months ended June 30, 2025, partially offset by an increase in asset management fees earned. Fund management fees are based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.
The decrease in development and construction fees is primarily due to a decrease in active development projects during the six months ended June 30, 2025, as compared to the same period in 2024.
For the six months ended June 30, 2025 and 2024, total expenses were $11.4 million and $15.9 million, respectively, representing a period-over-period decrease of 28.2%. The decrease was primarily due to a decrease in payroll and bonus expense due to a decrease in employee headcount.

During the six months ended June 30, 2025 and 2024, other income, net was $(2.0) million and $0.9 million, respectively. The decrease was primarily due to investment impairment charges related to a real estate fund the Platform both invests in and manages, and to a lesser extent due to unrealized losses related to certain investments during the six months ended June 30, 2025, as compared to the same period in 2024.
For the six months ended June 30, 2025 and 2024, interest expense was $3.3 million and $2.6 million, respectively. The increase was primarily due to an increase in short-term operating loans outstanding during the six months ended June 30, 2025, as compared to the same period in 2024.
Balance Sheets - Asset Management Platform (Unconsolidated)
The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform as of June 30, 2025 and December 31, 2024 (in thousands). Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	June 30, 2025	December 31, 2024
Assets
Cash	$586	$1,766
Restricted cash	2,559	2,582
Real estate investments, net	21,978	21,782
Notes receivable - related parties	384	230
Due from related parties	7,111	11,143
Investments in unconsolidated entities	12,297	16,061
Operating lease - right of use assets	3,881	4,042
Other	2,976	(529)
Total assets	$51,772	$57,077

Liabilities
Notes payable, net	$50,518	$50,450
Notes payable - related parties	—	—
Accounts payable and accrued expenses	9,652	9,580
Redeemable preferred stock	843	—
Due to related parties	479	313
Operating lease liabilities	4,268	4,360
Other	1,060	818
Total liabilities	66,820	65,521

Stockholders’ (Deficit) Equity
Common stock	1	1
Paid-in capital	43,997	41,552
Accumulated deficit	(59,046)	(49,997)
Total stockholders’ (deficit) equity	(15,048)	(8,444)
Total liabilities and stockholders’ (deficit) equity	$51,772	$57,077

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
A unique feature of our funds is the discretion given to our management team to decide when to sell assets and when to hold them. We believe this discretion allows us to avoid selling properties that, while their business plan may have matured, the market will not pay an attractive price in the current environment. Avoiding selling at a time of disruption, such as all of 2020, is critical to preserving the value of our assets, our carried interest, our ongoing revenues, and our clients’ capital. While this is management’s expectation, there can be no assurance these outcomes will occur.
Assets Under Management
AUM refers to the assets we manage or sponsor. We monitor two types of information with regard to our AUM:
i.Managed Capital – we define this as the total capital we fundraise from our customers as investments in our funds. It also includes fundraising into our corporate note program, the proceeds of which were used, in part, to invest in or loan to our funds. We use this information to monitor, among other things, the amount of ‘preferred return’ that would be paid at the time of a distribution and the potential to earn a performance fee over and above the preferred return at the time of the distribution. Our fund management fees are based on a percentage of managed capital or a percentage of assets under management, and monitoring the change and composition of managed capital provides relevant data points for our management to further calculate and predict future earnings.
ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of June 30, 2025, we had total FV AUM of approximately $803.2 million.
Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital
The table below summarizes the activity of the managed capital for the six months ended June 30, 2025 (in thousands):

Managed Capital
Balance as of December 31, 2024	$492,542
Originations	2,990
Return of capital	(315)
Balance as of March 31, 2025	495,217
Originations	4,226
Return of capital	(876)
Balance as of June 30, 2025	$498,567
The table below summarizes the activity of the managed capital for the six months ended June 30, 2024 (in thousands):

Managed Capital
Balance as of December 31, 2023	$437,625
Originations	19,099
Return of capital	(2,819)
Balance as of March 31, 2024	453,905
Originations	18,936
Return of capital	(3,041)
Balance as of June 30, 2024	$469,800
The following table summarizes managed capital for our investment fund portfolios as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Real Estate
Hospitality	$49,260	$49,260
Caliber Hospitality Trust(1)	97,207	97,414
Residential	98,682	96,687
Commercial	176,142	170,858
Total Real Estate(2)	421,291	414,219
Credit(3)	73,357	72,351
Other(4)	3,919	5,972
Total	$498,567	$492,542
___________________________________________
(1)We earn a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and are reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
(2)Beginning during the year ended December 31, 2023, we include capital raised from our investors through corporate note issuances that was further invested in our funds in Managed Capital. As of June 30, 2025, and December 31, 2024, we had invested $12.3 million and $20.4 million, respectively, in our funds.
(3) Credit managed capital represents loans made to our investment funds by us and our diversified funds. As of June 30, 2025 and December 31, 2024, we had loaned $0.9 million to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.
Managed capital activity for our hospitality investment funds and the Caliber Hospitality Trust was effectively flat for the six months ended June 30, 2025.
Managed capital for our residential investment funds increased by $2.0 million during the six months ended June 30, 2025, due to: (i) $1.8 million in capital raised into our residential assets, and (ii) $1.0 million contributed by our diversified funds offset by $0.8 million in return of capital.

Managed capital for our commercial investment funds increased by $5.3 million during the six months ended June 30, 2025, due to: (i) $3.3 million in capital raised into our commercial assets and (ii) $2.3 million contributed by our diversified funds offset by offset by $0.4 million in return of capital. The scope of investments included tenant improvements and land development.
During the six months ended June 30, 2025, our diversified funds had $73.4 million invested in the form of notes receivable with our various real estate investments. We had $0.8 million deployed directly into our various real estate investments in the form of notes receivable.
As of June 30, 2025, we held $3.9 million of other managed capital, which included a $3.1 million private equity investment in a local start-up business and $0.8 million of undeployed cash and pursuit costs.
FV AUM
The table below details the activities that had an impact on our FV AUM, during the six months ended June 30, 2025 (in thousands):

FV AUM
Balances as of December 31, 2024	$794,923
Assets acquired	10,300
Construction and net market appreciation	25,800
Credit(2)	379
Other(3)	(644)
Balances as of March 31, 2025	830,758
Construction and net market depreciation	(25,313)
Assets sold	(1,487)
Credit(2)	627
Other(3)	(1,409)
Balances as of June 30, 2025	$803,176
The table below details the activities that had an impact on our FV AUM, during the six months ended June 30, 2024 (in thousands):

FV AUM
Balances as of December 31, 2023	$741,190
CHT contribution	29,900
Construction and net market appreciation	10,971
Assets sold(1)	(12,771)
Credit(2)	(781)
Other(3)	(1,771)
Balances as of March 31, 2024	766,738
Assets acquired(4)	14,000
Construction and net market appreciation	27,994
Assets sold or disposed(1)	(22,994)
Credit(2)	(12,835)
Other(3)	310
Balances as of June 30, 2024	$773,213

The following table summarizes FV AUM of our investment fund portfolios as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Real Estate
Hospitality	$61,200	$68,500
Caliber Hospitality Trust	217,300	236,800
Residential	170,400	161,700
Commercial	277,000	249,600
Total Real Estate	725,900	716,600
Credit(2)	73,357	72,351
Other(3)	3,919	5,972
Total	$803,176	$794,923
___________________________________________
(1)Assets sold during the six months ended June 30, 2024 include a commercial asset, lot sales related to two development assets in Colorado, and one home from our residential fund.
(2)Credit FV AUM represents loans made to our investment funds by our diversified credit fund.
(3)Other FV AUM represents undeployed capital held in our diversified funds.
(4)Assets acquired during the six months ended June 30, 2024 include land for one commercial asset in Colorado.
Assets Under Development
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at June 30, 2025, up through sale, we estimate we could earn up to 84.8 million in performance allocations. As of June 30, 2025, we are actively developing 1,776 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $2.0 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding which may not be available.
Non-GAAP Measures
We use non-GAAP financial measures to evaluate operating performance, identify trends, formulate financial projections, make strategic decisions, and for other discretionary purposes. We believe that these measures enhance the understanding of ongoing operations and comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they provide investors a view of the performance attributable to us. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our presentation of non-GAAP measures may not be comparable to similarly identified measures of other companies because not all companies use the same calculations. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
Asset Management Platform or Platform
Platform refers to the performance of our asset management platform segment, which generates revenues and expenses from managing our investment portfolio, which does not include any consolidated assets or funds. These activities include asset management, transaction services, and performance allocations. Management believes that this is an important view of us because it communicates performance of us that would be most useful for understanding the value of CWD.

Fee-Related Earnings and Related Components
Fee-Related Earnings is a supplemental non-GAAP performance measure used to assess our ability to generate profits from fee-based revenues focusing on whether our core revenue streams are sufficient to cover our core operating expenses. Fee-Related Earnings represents our net income (loss) before income taxes adjusted to exclude depreciation and amortization, stock-based compensation, interest expense and extraordinary or non-recurring revenue and expenses, including performance allocation revenue and gain (loss) on extinguishment of debt, public registration direct costs related to aborted or delayed offerings and our Reg A+ offering, litigation settlements, and expenses recorded to earnings relating to investment deals which were abandoned or closed. Fee-Related Earnings is presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to CaliberCos Inc. and is consistent with performance models and analysis used by management.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP performance measure equal to Fee-Related Earnings plus performance allocation revenue and less interest expenses and provision for income taxes. We believe that Distributable Earnings can be useful as a supplemental performance measure to our U.S. GAAP results assessing the amount of earnings available for distribution.
Platform Earnings
Platform Earnings represents the performance of our asset management platform segment, which generates revenues and expenses from managing our investment portfolio, excluding any consolidated assets or funds.
Platform Earnings per Share
Platform Earnings per Share is calculated as Platform Earnings divided by weighted average CWD common shares outstanding.
Platform Adjusted EBITDA
Platform Adjusted EBITDA represents our Distributable Earnings adjusted for interest expense, other income (expense), and provision for income taxes on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors a view of the performance attributable to the Platform and is consistent with performance models and analysis used by management.
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

The following table presents a reconciliation of net (loss) income attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Caliber Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to CaliberCos Inc.	$(5,299)	$(4,730)	$(9,706)	$(8,535)
Net loss attributable to noncontrolling interests	(401)	(586)	(548)	(2,043)
Net loss	(5,700)	(5,316)	(10,254)	(10,578)
Provision for income taxes	—	—	—	—
Net loss before income taxes	(5,700)	(5,316)	(10,254)	(10,578)
Depreciation and amortization	174	119	336	302
Consolidated funds’ impact on fee-related earnings	609	491	680	1,852
Stock-based compensation	369	584	1,030	984
Severance	454	171	505	178
Performance allocations	(22)	(16)	(23)	(182)
Other income, net	(783)	(318)	(417)	(590)
Investments impairment	2,037	—	2,316	—
Bad debt expense	106	—	109	—
Interest expense, net	1,708	1,145	3,286	2,155
Fee-Related Earnings	(1,048)	(3,140)	(2,432)	(5,879)
Performance allocations	22	16	23	182
Interest expense, net	(1,708)	(1,145)	(3,286)	(2,155)
Provision for income taxes	—	—	—	—
Distributable Earnings	(2,734)	(4,269)	(5,695)	(7,852)
Interest expense	1,738	1,315	3,349	2,609
Other income, net	783	318	417	590
Provision for income taxes	—	—	—	—
Consolidated funds’ impact on Caliber Adjusted EBITDA	159	185	523	533
Platform Adjusted EBITDA	(54)	(2,451)	(1,406)	(4,120)
Consolidated funds' EBITDA Adjustments	111	1,485	1,321	5,341
Consolidated Adjusted EBITDA	$57	$(966)	$(85)	$1,221
All share and per share amounts in the Platform and Consolidated, basic and diluted earnings per share calculations below have been effected for the Reverse Stock Split, retroactively, for all periods presented.

The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable U.S. GAAP measure for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,103	$(357)	$3,746
Performance allocations	23	(1)	22
Consolidated funds – hospitality revenue	—	1,138	1,138
Consolidated funds – other revenue	—	167	167
Total revenues	4,126	947	5,073

Expenses
Operating costs	3,841	(170)	3,671
General and administrative	1,183	(10)	1,173
Marketing and advertising	147	—	147
Depreciation and amortization	174	(8)	166
Consolidated funds – hospitality expenses	—	1,278	1,278
Consolidated funds – other expenses	—	466	466
Total expenses	5,345	1,556	6,901

Other loss, net	(2,014)	(150)	(2,164)
Interest income	30	—	30
Interest expense	(1,738)	—	(1,738)
Net loss before income taxes	(4,941)	(759)	(5,700)
Provision for income taxes	—	—	—
Net loss	(4,941)	(759)	(5,700)
Net loss attributable to noncontrolling interests	—	(401)	(401)
Net (loss) attributable to CaliberCos Inc.	$(4,941)	$(358)	$(5,299)
Basic and diluted Platform loss per share	$(3.87)		$(4.15)
Weighted average common shares outstanding:
Basic and diluted	1,278		1,278

	Six Months Ended June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$7,645	$(703)	$6,942
Performance allocations	30	(7)	23
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	312	312
Total revenues	7,675	4,659	12,334

Expenses
Operating costs	8,009	(294)	7,715
General and administrative	2,775	(21)	2,754
Marketing and advertising	312	—	312
Depreciation and amortization	336	(13)	323
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	924	924
Total expenses	11,432	5,339	16,771

Other loss, net	(2,008)	(522)	(2,530)
Interest income	63	(1)	62
Interest expense	(3,349)	—	(3,349)
Net loss before income taxes	(9,051)	(1,203)	(10,254)
Provision for income taxes	—	—	—
Net loss	(9,051)	(1,203)	(10,254)
Net loss attributable to noncontrolling interests	—	(548)	(548)
Net loss attributable to CaliberCos Inc.	$(9,051)	$(655)	$(9,706)
Basic and diluted Platform loss per share	$(7.47)		$(8.01)
Weighted average common shares outstanding:
Basic and diluted	1,212		1,212

	Three Months Ended June 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,179	$(953)	$3,226
Performance allocations	33	(17)	16
Consolidated funds – hospitality revenue	—	2,894	2,894
Consolidated funds – other revenue	—	2,043	2,043
Total revenues	4,212	3,967	8,179

Expenses
Operating costs	5,760	(225)	5,535
General and administrative	2,091	(12)	2,079
Marketing and advertising	227	—	227
Depreciation and amortization	119	25	144
Consolidated funds – hospitality expenses	—	3,312	3,312
Consolidated funds – other expenses	—	1,358	1,358
Total expenses	8,197	4,458	12,655

Other income (loss), net	490	(172)	318
Interest income	170	(13)	157
Interest expense	(1,315)	—	(1,315)
Net loss before income taxes	(4,640)	(676)	(5,316)
Provision for income taxes	—	—	—
Net loss	(4,640)	(676)	(5,316)
Net loss attributable to noncontrolling interests	—	(586)	(586)
Net loss attributable to CaliberCos Inc.	$(4,640)	$(90)	$(4,730)
Basic and diluted Platform loss per share	$(4.25)		$(4.34)
Weighted average common shares outstanding:
Basic and diluted	1,091		1,091

	Six Months Ended June 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$8,734	$(2,338)	$6,396
Performance allocations	204	(22)	182
Consolidated funds – hospitality revenue	—	21,039	21,039
Consolidated funds – other revenue	—	3,513	3,513
Total revenues	8,938	22,192	31,130

Expenses
Operating costs	11,244	(447)	10,797
General and administrative	4,040	(21)	4,019
Marketing and advertising	333	—	333
Depreciation and amortization	302	(12)	290
Consolidated funds – hospitality expenses	—	20,094	20,094
Consolidated funds – other expenses	—	4,430	4,430
Total expenses	15,919	24,044	39,963

Other income (loss), net	942	(352)	590
Interest income	455	(181)	274
Interest expense	(2,610)	1	(2,609)
Net loss before income taxes	(8,194)	(2,384)	(10,578)
Provision for income taxes	—	—	—
Net loss	(8,194)	(2,384)	(10,578)
Net loss attributable to noncontrolling interests	—	(2,043)	(2,043)
Net loss attributable to CaliberCos Inc.	$(8,194)	$(341)	$(8,535)
Basic and diluted Platform loss per share	$(7.56)		$(7.87)
Weighted average common shares outstanding:
Basic and diluted	1,084		1,084
Liquidity and Capital Resources
At June 30, 2025, we had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At June 30, 2025, the portfolio consists of 195 unsecured notes with an aggregate principal balance of $33.0 million. As of August 14, 2025, an aggregate of $26.3 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued. The notes generally have 12-month or 36-month terms, with the 12-month note holders having the option to extend for an additional 12-month term.
Because we incurred recurring operating losses and negative cash flow from operations, and could experience additional future operating losses and negative cash flow in the near term, combined with the fact that we do not have sufficient cash on hand to satisfy the total of the notes that mature within the next 12 months, these conditions and events raise substantial doubt about our ability to continue as a going concern. In response to these conditions, management considered the impact of these near-term maturities on us.
Management evaluated the impact a default of one or many of these notes might have on us. As these notes are unsecured, the terms in the agreements do not afford the note holder avenues of recourse in a default that could or would impact us adversely in the normal course of business, as the terms lack provisions for rights or claims against our assets, nor is there a scenario where a default could force liquidation of us. Management believes that even in the event of default of one or many of these notes, we would be able to negotiate a waiver of the default either through an extension of the maturity or principal repayment schedule.
To satisfy the maturity of these corporate notes, we intend to raise $20.0 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2025, and refinance existing 12-month term notes into its new 36-month term corporate note program. Year to date through August 14, 2025, we have successfully refinanced $4.8 million of 12-month term corporate notes into its new 36-month term corporate note program.
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior reporting periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $7.5 million in receivables, iii) collect all or part of its $12.3 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.
During the six months ended June 30, 2025, as part of the execution of our aforementioned plans, we collected $0.2 million in notes receivable, $7.9 million in accounts receivable, and $1.6 million in redemptions of investments from its managed funds. In addition, we have implemented broad-based costs reductions, most notably being further workforce reductions, which are expected to result in annualized cost savings of $3.9 million in compensation and employee benefit expenses.
After consideration of the implemented and planned actions, management concluded these plans are not within our control and therefore cannot be deemed probable. As a result, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern.
Each of our funds and the related assets that are acquired or own equity interest in those funds are established as separate legal entities with limited liability. Therefore, the cash flows generated by these entities, whether through operations or financing, are unavailable for general corporate purposes, except as payment to us for services performed by us.
Corporate Debt
As of June 30, 2025, we have issued and outstanding unsecured promissory notes of $33.0 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 10.95%, and maturity dates ranging from January 2024 to March 2028. The purpose of this financing program is to provide us with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of our funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. This outstanding debt resulted in interest expense of $0.9 million and $1.8 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively.
Cash Flows Analysis
The section below discusses in more detail our primary sources and uses of cash and primary drivers of cash flows within the our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$(2,908)	$(125)	$(2,783)
Investing activities	(4,206)	(15,508)	11,302
Financing activities	5,668	2,548	3,120
Net change in cash and cash equivalents	$(1,446)	$(13,085)	$11,639

The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to us and to our consolidated funds (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash used in the Company's operating activities	$(3,659)	$(3,868)	$209
Net cash provided by the consolidated funds' operating activities	751	3,743	(2,992)
Net cash used in the Company's operating activities	(2,908)	(125)	(2,783)
Net cash provided by the Company's investing activities	27	5,458	(5,431)
Net cash used in the consolidated funds' investing activities	(4,233)	(20,966)	16,733
Net cash used in the Company's investing activities	(4,206)	(15,508)	11,302
Net cash provided by (used in) the Company's financing activities	2,015	(3,657)	5,672
Net cash provided by the consolidated funds' financing activities	3,653	6,205	(2,552)
Net cash provided by the Company's financing activities	5,668	2,548	3,120
Net change in cash and cash equivalents	$(1,446)	$(13,085)	$11,639
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company remained relatively constant during the six months ended June 30, 2025 as compared to the same period in 2024. Net cash flows provided by operating activities of the consolidated funds decreased during the six months ended June 30, 2025, as compared to the same period in 2024, which was primarily related to the deconsolidation of VIEs.
Investing Activities
Net cash flows provided by investing activities of the Company decreased during the six months ended June 30, 2025, as compared to the same period in 2024. The decrease primarily related to a decrease in payments received on notes receivables -related parties. The decrease in net cash flows used in investing activities of the consolidated funds during the six months ended June 30, 2025, as compared to the same period in 2024, is primarily due to the deconsolidation of VIEs, offset by a decrease in the net proceeds from notes receivable - related parties.
Financing Activities
Net cash flows provided by financing activities of the Company increased during the six months ended June 30, 2025 as compared to the net cash flows used in financing activities of the Company for the same period in 2024. The increase was primarily due to an increase of $4.2 million of net proceeds on notes payable, and an increase in the proceeds from the issuance of common stock and redeemable preferred stock. The decrease in net cash flows provided by financing activities of the consolidated funds during the six months ended June 30, 2025, as compared to the same period in 2024, is primarily due to a decrease in contributions from noncontrolling interest holders of $11.7 million, offset by an increase of $6.2 million of net proceeds on notes payable and a decrease in distributions to noncontrolling interest holders of $3.7 million .
Critical Accounting Policies and Estimates
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
Accounting Policies and Estimates of the Company
We believe the following critical accounting policies affect our more significant estimates and judgements used in the preparation of our condensed consolidated financial statements.

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
For performance obligations satisfied over time, significant judgment is required to determine how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on appropriate measurement of our progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. Transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of its anticipated performance and all information that is reasonably available to us. Revenues are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following describes revenue recognition for the fees we earn from providing services under our asset management Platform:
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
Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require us to provide management services, representing a performance obligation that we satisfy over time. With respect to the Caliber Hospitality Trust, we earns a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value and are reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust. These revenues are included in asset management revenues in the accompanying condensed consolidated statements of operations.
Financing fees are earned for services we perform in securing third-party financing on behalf of our private equity real estate funds. These fees are recognized at the point in time when the performance under the contract is complete, which is essentially upon closing of a loan. In addition, we earn fees for guaranteeing certain loans, representing a performance obligation that we satisfy over time. These revenues are included in asset management revenues in the accompanying condensed consolidated statements of operations.
Development and construction revenues from contracts with customers include fixed fee arrangements with related party affiliates to provide real estate development services as their principal developer, which include managing and supervising third-party developers and general contractors with respect to the development of the properties owned by the funds. Revenues are generally based on 4.0% of the total expected costs of the development or 4.0% of the total expected costs of the construction project. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, development fee revenue is recognized over time as the performance obligations are satisfied. These revenues are included in asset management revenues in the accompanying condensed consolidated statements of operations.
Brokerage fees are earned at a point in time at fixed rates for services performed related to acquisitions, dispositions, leasing, and financing transaction, and are included in asset management revenues in the accompanying condensed consolidated statements of operations.

Performance allocations are an arrangement in which we are entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. We typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold. These revenues are included in performance allocations in the accompanying condensed consolidated statements of operations.
Income Taxes
We account for income taxes under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
A valuation allowance is required to reduce the balance of a deferred tax asset if it is determined that it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income or other limitation on our ability to utilize the loss carryforward.
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

Consolidated funds – other revenue
Consolidated funds - other revenue primarily consists of rental revenue of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2024, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.
In addition, consolidated funds – other revenue includes interest income, which is generated by a consolidated fund’s lending activity. There was no interest income for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, there was $1.6 million and $2.6 million, respectively, of interest income. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
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
Fair Value of Financial Instruments
The fair value of financial instruments is disclosed in accordance with ASC 825, Financial Instruments. The fair value of the consolidated funds financial instruments is estimated using available market information and established valuation methodologies. The estimates of fair value are not necessarily indicative of the amounts the consolidated funds could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.
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
Interest Rate Risk
As of June 30, 2025, our debt included fixed-rate debt with a fair value and carrying value of $57.5 million and $62.7 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. As of June 30, 2025, we did not have any variable-rate debt.
Credit Risk
Substantially all of our revenues are generated from the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia. We mitigate the associated risk by:
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
You should carefully consider the risk factors previously disclosed in the Risk Factors section in our annual report on Form 10-K filed with the SEC on March 31, 2025 and in our quarterly report on Form 10-Q files with the SEC on May 15, 2025. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Trading Plans
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule "10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

3.6	Certificate of Adoption of Bylaw Amendment (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on June 20, 2025
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 10-K filed with the SEC on March 31, 2025)
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on August 14, 2025.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	August 14, 2025
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	August 14, 2025
Jade Leung

/s/ Jennifer Schrader	President and Vice-Chairperson	August 14, 2025
Jennifer Schrader