Form 10-Q
period 2025-09-30
CaliberCos Inc.
filed 2025-11-13
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
There were 5,988,807 shares of common stock, comprised of 5,617,985 shares of Class A Common Stock and 370,822 shares of Class B Common Stock of CaliberCos Inc. as of November 11, 2025.

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2025	December 31, 2024
ASSETS
Cash	$10,886	$1,766
Restricted cash	2,252	2,582
Real estate investments, net	21,789	21,572
Digital assets	9,965	—
Notes receivable - related parties, allowance of $483 and zero, respectively	2,605	105
Due from related parties, allowance of $4,134 and $3,985, respectively	8,725	6,965
Investments in unconsolidated entities	11,923	15,643
Operating lease - right of use assets	110	147
Prepaid and other assets	2,615	3,501
Assets of consolidated funds
Cash	41	549
Restricted cash	209	—
Real estate investments, net	10,296	45,090
Notes receivable - related parties	946	6,848
Due from related parties, allowance of zero and $28, respectively	186	320
Prepaid and other assets	20	447
Total assets	$82,568	$105,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Notes payable, net	$48,678	$50,450
Accounts payable and accrued expenses	9,068	9,532
Series AA cumulative redeemable preferred stock, net of issuance costs, $25.00 per share stated value, 800,000 shares authorized, 139,819 and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,200	—
Due to related parties	127	313
Operating lease liabilities	71	93
Other liabilities	923	750
Liabilities of consolidated funds
Notes payable, net	11,611	29,172
Notes payable - related parties	2,255	2,047
Accounts payable and accrued expenses	495	1,207
Due to related parties	1	79
Other liabilities	52	639
Total liabilities	76,481	94,282

Commitments and Contingencies (Note 11)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2025	December 31, 2024
Series A non-cumulative convertible preferred stock, $0.001 par value; 22,500,000 shares authorized, and 5,875 and 5,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$—	$—
Series B convertible preferred stock, $0.001 par value; 50,000 shares authorized, and 15,868 and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 5,061,822 and 759,370 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	1
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 370,822 shares issued and outstanding as September 30, 2025 and December 31, 2024	—	—
Paid-in capital	74,862	44,017
Accumulated deficit	(70,684)	(56,607)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	4,183	(12,589)
Stockholders’ equity attributable to noncontrolling interests	1,904	23,842
Total stockholders’ equity	6,087	11,253
Total liabilities and stockholders’ equity	$82,568	$105,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Asset management revenues	$3,486	$6,530	$10,428	$12,926
Performance allocations	2	175	25	357
Consolidated funds – hospitality revenues	—	2,494	5,057	23,533
Consolidated funds – other revenues	148	2,103	460	5,616
Total revenues	3,636	11,302	15,970	42,432

Expenses
Operating costs	3,251	4,592	10,966	15,389
General and administrative	1,471	1,441	4,225	5,460
Marketing and advertising	151	174	463	507
Depreciation and amortization	160	149	483	439
Consolidated funds – hospitality expenses	—	3,097	4,743	23,191
Consolidated funds – other expenses	467	975	1,391	5,405
Total expenses	5,500	10,428	22,271	50,391

Change in fair value of digital assets	(677)	—	(677)	—

Other (loss) income, net	(324)	425	(2,854)	1,015
Interest income	28	51	90	325
Interest expense	(1,876)	(1,349)	(5,225)	(3,958)
Net (loss) income before income taxes	(4,713)	1	(14,967)	(10,577)
Benefit from income taxes	—	—	—	—
Net (loss) income	(4,713)	1	(14,967)	(10,577)
Net loss attributable to noncontrolling interests	(342)	(145)	(890)	(2,188)
Net (loss) income attributable to CaliberCos Inc.	$(4,371)	$146	$(14,077)	$(8,389)
Basic net (loss) income per share attributable to common stockholders	$(1.65)	$0.15	$(8.31)	$(7.62)
Diluted net (loss) income per share attributable to common stockholders	$(1.65)	$0.12	$(8.31)	$(7.62)
Weighted average common shares outstanding:
Basic	2,615	1,107	1,685	1,092
Diluted	2,615	1,404	1,685	1,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Preferred Stock				Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	Series A		Series B		Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	—	$—	759	$1	371	$—	$44,017	$(56,607)	$23,842	$11,253
Issuance of preferred stock	1	—	—	—	—	—	—	—	350	—	—	350
Issuance of common stock	—	—	—	—	10	—	—	—	177	—	—	177
Equity based compensation expense	—	—	—	—	26	—	—	—	661	—	—	661
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	211	211
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(740)	(740)
Net loss	—	—	—	—	—	—	—	—	—	(4,407)	(147)	(4,554)
Balances as of March 31, 2025	6	$—	—	$—	795	$1	371	$—	$45,205	$(61,014)	$23,166	$7,358
Issuance of common stock, net of issuance costs	—	—	—	—	122	—	—	—	889	—	—	889
Equity based compensation	—	—	—	—	34	—	—	—	368	—	—	368
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(170)	(170)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	—	(20,349)	(20,349)
Net loss	—	—	—	—	—	—	—	—	—	(5,299)	(401)	(5,700)
Balances as of June 30, 2025	6	$—	—	$—	951	$1	371	$—	$46,462	$(66,313)	$2,246	$(17,604)
Issuance of preferred stock	—	—	16	—	—	—	—	—	15,312	—	—	15,312
Issuance of common stock, net of issuance costs	—	—	—	—	4,023	4	—	—	12,515	—	—	12,519
Equity based compensation expense	—	—	—	—	88	—	—	—	573	—	—	573
Net (loss) income	—	—	—	—	—	—	—	—	—	(4,371)	(342)	(4,713)
Balances as of September 30, 2025	6	$—	16	$—	5,062	$5	371	$—	$74,862	$(70,684)	$1,904	$6,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock		Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
			Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2023	—	$—	694	$1	371	$—	$39,452	$(36,830)	$63,395	$66,018
Issuance of common stock	—	—	1	—	—	—	37	—	—	37
Equity based compensation expense	—	—	21	—	—	—	400	—	—	400
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	6,388	6,388
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	(670)	(670)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,604)	(1,604)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	21,183	21,183
Net loss	—	—	—	—	—	—	—	(3,805)	(1,457)	(5,262)
Balances as of March 31, 2024	—	$—	716	$1	371	$—	$39,889	$(40,635)	$87,235	$86,490
Issuance of common stock	—	—	8	—	—	—	146	—	—	146
Equity based compensation expense	—	—	8	—	—	—	585	—	—	585
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	5,478	5,478
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,969)	(2,969)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	10,790	10,790
Net loss	—	—	—	—	—	—	—	(4,730)	(586)	(5,316)
Balances as of June 30, 2024	—	$—	732	$1	371	$—	$40,620	$(45,365)	$99,948	$95,204
Issuance of common stock	—	—	1	—	—	—	12	—	—	12
Equity based compensation expense	—	—	16	—	—	—	737	—	—	737
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	3,059	3,059
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,350)	(1,350)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,128)	(1,128)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	(33,254)	(33,254)
Net income (loss)	—	—	—	—	—	—	—	146	(145)	1
Balances as of September 30, 2024	—	$—	749	$1	371	$—	$41,369	$(45,219)	$67,130	$63,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(14,967)	$(10,577)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	483	439
Non-cash lease expense	16	15
Non-cash interest expense	69	—
Equity-based compensation	1,602	1,723
Change in fair value of digital assets	677	—
Loss on disposal of furniture, fixtures and equipment	—	5
Loss on extinguishment of debt	339	—
Loss (gain) on investments in unconsolidated entities	3,022	(231)
Loss on notes receivable - related parties	483	—
Impairment	—	(10)
Amortization (accretion) of above-market/below market leases and straight-line rent, net	(219)	181
Amortization of deferred financing costs and notes payable discount	533	47
Bad debt expense	144	—
Changes in operating assets and liabilities:
Due from related parties	(1,871)	923
Prepaid expenses, right-of-use assets and other assets	1,005	25
Accounts payable and accrued expenses	(558)	121
Due to related parties	(185)	(47)
Lease liabilities and other liabilities	359	120
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation	1,538	4,841
Non-cash lease expense	—	(9)
Non-cash interest expense	208	—
Loss on the disposition of real estate	6	—
Loss on extinguishment of debt	110	—
Gain on derivative instruments	—	(311)
Gain on disposal of furniture, fixtures and equipment	—	(9)
Amortization of advanced key money	—	(12)
Amortization (accretion) of above-market/below market leases and straight-line rent, net	—	(164)
Amortization of deferred financing costs	38	334
Bad debt expense	3	—
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	1	(1,277)
Due from related parties	(316)	(197)
Prepaid expenses, right-of-use assets and other assets	(109)	1,929
Accounts payable and accrued expenses	350	996
Due to related parties	(78)	984
Lease liabilities and other liabilities	(206)	(38)
Net cash used in the Company's operating activities	(7,523)	(199)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Investing Activities
Investments in real estate assets	(994)	(686)
Purchases of digital assets	(10,642)	—
Investments in unconsolidated entities	(290)	(267)
Return of capital from unconsolidated entities	1,964	—
Funding of notes receivable - related parties	(3,046)	(184)
Payment received on notes receivable - related parties	63	7,765
Cash Flows From Investing Activities of consolidated funds
Deconsolidation of VIEs	(4,544)	(17,641)
Investments in real estate assets	(58)	(5,015)
Funding of notes receivable - related parties	(1)	(17,529)
Payment received on notes receivable - related parties	450	19,193
Net cash used in the Company's investing activities	(17,098)	(14,364)
Cash Flows From Financing Activities
Payment of deferred financing costs	(376)	(31)
Proceeds from notes payable	5,894	1,399
Repayments of notes payable	(7,666)	(5,541)
Proceeds from the issuance of common stock, net of issuance costs	12,984	—
Proceeds from the issuance of preferred stock, net of issuance costs	15,451	—
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	3,200	—
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(553)	(1,342)
Proceeds from notes payable	22,953	16,567
Repayments of notes payable	(18,076)	(17,230)
Proceeds from notes payable - related parties	—	511
Repayments of notes payable - related parties	—	(511)
Contributions from noncontrolling interest holders	211	14,925
Redemptions of noncontrolling interests	—	(2,020)
Distributions to noncontrolling interest holders	(910)	(5,701)
Net cash provided by the Company's financing activities	33,112	1,026
Net Change in Cash and Restricted Cash	8,491	(13,537)
Cash and Restricted Cash at Beginning of Period	4,897	17,640
Cash and Restricted Cash at End of Period	$13,388	$4,103

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$2,315	$3,805
Restricted cash at beginning of period	2,582	13,835
Cash and restricted cash at beginning of period	4,897	17,640

Cash at end of period	10,927	1,569
Restricted cash at end of period	2,461	2,534
Cash and restricted cash at end of period	$13,388	$4,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company”, “we”, “our”), is an alternative asset manager of private syndication and direct investment real estate funds and provider of a full suite of traditional real estate services. The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of September 30, 2025, the Company has operations in Arizona with a focus on hospitality, multifamily, and multi-tenant industrial real estate.
In general, the Company’s Platform is comprised of investments in digital assets through its corporate treasury and in a family of private equity real estate (PERE) funds which are organized as operating partnerships, in which multiple unrelated passive investors own partnership interests. In addition, the Company is designated as the manager and/or general partner of the partnership. Depending on the legal structure and arrangements between the Company and the funds, the Company may or may not consolidate the partnerships for financial reporting purposes. For funds in which the Company is determined to be the controlling party or primary beneficiary for financial reporting purposes, the fund is consolidated, and the passive investors’ ownership is presented as noncontrolling interest in the accompanying condensed consolidated financial statements (“Consolidated Funds”, and collectively with the Company, the “Consolidated Company”, “Caliber”, “we”, “our”, and “us”). For funds in which the Company is not determined to be the controlling party for financial reporting purposes, the fund is not consolidated, and any fees earned from the fund are included in fund management revenue in the accompanying condensed consolidated financial statements. See Note 2 – Summary of Significant Accounting Policies for details.
Reverse Stock Split: 1-for-20
As previously disclosed, on May 2, 2025, the Company effected a one-for-twenty (1-for-20) reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the authorized number of shares or the par value of the Common Stock nor modify any voting rights of the Common Stock.
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
Equity Line of Credit
Concurrent with the execution of the Purchase Agreement with the Investor above, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with the Investor pursuant to which the Company may sell and issue to the Investor, and the Investor may purchase from the Company, up to $25.0 million of Common Stock (the “Put Shares”). Under the Equity Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor, by its delivery to the Investor of a put notice from time to time, to purchase Put Shares (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to the lesser of (a) $500,000 or (b) 40% of the Average Daily Trading Value (as defined in the Equity Purchase Agreement). In connection with the Equity Purchase Agreement, the Company issued the Investor a five year common

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
stock purchase warrant for the purchase of 10,000 shares of the Common Stock at an initial exercise price of $30 per share (the “ELOC Warrant”).
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
During the three months ended September 30, 2025, the Company issued put notices requiring the Investor to purchase a total of 3,006,134 shares of common stock for net proceeds of $6.4 million. No put notices pursuant to the Equity Purchase agreement were issued prior to July 16, 2025.

ATM Equity Distribution Agreement

On August 22, 2025, the Company entered into an at-the-market (“ATM”) equity distribution agreement providing for the sale of up to $10.3 million of our Class A common stock. During the three months ended September 30, 2025, we have issued 886,437 shares under the ATM program for net proceeds of $5.9 million.
Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At September 30, 2025, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At September 30, 2025, the portfolio consists of 194 unsecured notes with an aggregate principal balance of $31.5 million. As of November 13, 2025, an aggregate of $24.4 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term.
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
To satisfy the maturity of these corporate notes, the Company intends to execute the following strategies:
i.Raise $20.0 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2025.
ii.Refinance its existing 12-month term notes into its new 36-month term corporate note program. Year to date through November 13, 2025, the Company has successfully refinanced $4.8 million of 12-month term corporate notes into its new 36-month term corporate note program.
iii.Convert corporate notes into shares of Caliber common stock. In October 2025, the Company launched its note conversion program (the “Program”) whereby holders (the “Note Holders”) of outstanding promissory notes (the “Notes”) will convert and cancel all or part of the Note Holders’ Notes in exchange for shares of Class A common stock, par value $0.001 at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution of the respective Conversion Agreement, or the (ii) closing bid price of the Company’s Class A common stock the business day preceding the execution of the respective

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Conversion Agreement (the “Conversion Prices”). Through November 13, 2025 we have successfully converted $1.9 million of corporate notes into 561,747 shares of common stock. The Conversion Prices ranged from $3.14 to $3.72 per share.
iv.Raise equity in support of our LINK strategy using our approved ELOC or ATM facilities. Some of those proceeds will be used for general operating purposes. Through November 13, 2025, we have raised $34.5 million in cash through the issuance of new equity.
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior reporting periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $9.3 million in accounts receivable, iii) collect all or part of its $11.9 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.
During the nine months ended September 30, 2025, as part of the execution of our aforementioned plans, we raised $31.8 million in new equity in support of the Company’s LINK strategy investing $10.6 million in LINK and maintaining $10.9 million in unrestricted cash on hand. The Company collected $1.1 million in notes receivable, $10.3 million in accounts receivable, and $2.0 million in redemptions of investments from its managed funds. In addition, the Company has implemented broad-based costs reductions, most notably being further workforce reductions, which are expected to result in annualized cost savings of $3.9 million in compensation and employee benefit expenses.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's Chainlink holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 9, 2025, upon the completion of its initial purchase of Chainlink (“LINK”) tokens as part of the inauguration of its digital asset treasury (“DAT”) strategy.

The Company initially records its LINK purchases at cost, with any subsequent changes in fair value recognized as incurred in the Company's condensed consolidated statements of operations. The fair value of the Company’s LINK is adjusted and disclosed within the Company's condensed consolidated balance sheets at the end of each reporting period. The Company determines the fair value of its LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for LINK (Level 1 inputs). A deferred tax asset or liability is recorded for subsequent changes in fair value of the Company’s digital assets, representing the temporary difference between the carrying amount and tax basis of the assets.

Consistent with the Company’s DAT strategy, its intent is to make consistent purchases of LINK token over time, establishing a material position in LINK holdings within its treasury. In the event of a sale the Company will calculate the gain (loss) to be recognized as the difference between the sales price, net of transaction costs, and carrying value of the LINK tokens sold immediately prior to sale. The Company uses the first-in, first-out cost basis method when calculating the gain (loss) on sale.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s investments in unconsolidated entities was $11.9 million, and $15.6 million, respectively, net of $6.5 million and $4.0 million, respectively, of impairments primarily related to the winding down of Caliber Fixed Income Fund III (“CFIF III”) in 2024.
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, we are entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three and nine months ended September 30, 2025, the Company had impairment losses of $0.1 million and $2.4 million related to its investments in unconsolidated entities. There were no impairment losses during the three and nine months ended September 30, 2024.
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
For the three and nine months ended September 30, 2025, depreciation expense for the Company was $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2024, depreciation expense for the Company was $0.1 million and $0.4 million, respectively.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2025 and 2024, the Company had no impairment losses related to its real estate and other long-lived assets.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of September 30, 2025 and December 31, 2024. For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
If a transaction is determined to be a business combination, the assets acquired, liabilities assumed, and any identified intangibles are recorded at their estimated fair values on the transaction date, and transaction costs are expensed in the period incurred.
There were no asset acquisitions or dispositions by the Company or the consolidated funds during the three and nine months ended September 30, 2025 and 2024.
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

For the three and nine months ended September 30, 2025, depreciation expense of the consolidated funds was $0.1 million and $1.5 million, respectively. For the three and nine months ended September 30, 2024, depreciation expense of the consolidated funds was $1.2 million and $4.5 million, respectively.
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
For the three and nine months ended September 30, 2025 and 2024, the consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Consolidated funds – other revenue
Consolidated funds – other revenue includes rental revenue of $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of the consolidated funds.
In accordance with ASC 842, Leases (“ASC 842”), at the inception of a new lease arrangement, including new leases that arise from amendments, the consolidated funds assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the consolidated funds obtain a guarantee for the value of the asset from a third party, the consolidated funds classify the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of September 30, 2025. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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
In addition, consolidated funds - other revenue includes interest income, which is generated by a consolidated fund’s lending activity. There was no interest income for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, there was $1.7 million and $4.3 million of interest income, respectively. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Accounts Receivable
Accounts receivable primarily consists of amounts due from guests or groups for hotel rooms and services provided by the hotel properties. Accounts receivable also include due, but unpaid, rental payments. The consolidated funds continually review receivables and determine collectability by taking into consideration the history of past write-offs, collections, current credit conditions, tenant payment history, the financial condition of the tenants, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is uncertain, the consolidated funds will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written-off through bad debt expense, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying condensed consolidated statements of operations. There were no allowances for doubtful accounts as of September 30, 2025 and December 31, 2024.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
During the nine months ended September 30, 2025, the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (“TCC”), a VIE which refinanced a loan secured by a hotel property it owns. With the refinancing of this loan, the company no longer guarantees the debt and it is therefore not obligated to absorb the respective VIE’s income or loss and is no longer determined to be the primary beneficiary. The Company aggregates and reports the results of operations of TCC in consolidated fund revenues and consolidated fund expenses within the accompanying condensed consolidated statements of operations through the date of deconsolidation.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 7, 2024, L.T.D. Hospitality Group LLC (“L.T.D.”) contributed one hotel from its portfolio to Caliber Hospitality, LP in exchange for $4.9 million in cash, net of closing costs, and $9.6 million in operating partnership units. In conjunction with the L.T.D. contribution, Caliber Hospitality, LP entered into a new $14.1 million loan facility with a third-party lender resulting in a consolidation reconsideration event. Upon this reconsideration event, the Company reconsidered its consolidation conclusion, given the change in economics, and concluded that it was no longer the primary beneficiary, as its potential obligation to absorb the losses, through its guarantee of the indebtedness secured by the hospitality assets, was no longer significant to Caliber Hospitality, LP or the Caliber Hospitality Trust. As such, during the nine months ended September 30, 2024, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries. The Company aggregated and reported the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying condensed consolidated statements of operations through the date of deconsolidation. Additionally, during 2024, the Company deconsolidated Elliot, DT Mesa, and CFIF III. The Company’s investment in these assets, as well as the assets of Caliber Hospitality, LP, are no longer eliminated and are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets dated September 30, 2025 and December 31, 2024.
See Note 11 – Commitments and Contingencies for information related to the commitments and contingencies of these VIEs.
Note 4 – Digital Assets
The Company accounts for its digital assets, which are comprised solely of LINK tokens, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s digital assets are initially recorded at cost and then subsequently measured at fair value as of the end of each reporting period. The Company determines the fair value of its LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for LINK (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's condensed consolidated statements of operations, as “Change in fair value of digital assets”, included below operating expenses.

At September 30, 2025, the Company held 467,632 LINK tokens with a cost basis of $10.6 million and a fair value of $10.0 million. All LINK tokens were acquired during the three months ended September 30, 2025, and the Company has not sold any of its LINK holdings as of that date. The Company recognized an unrealized loss of $0.7 million or 6.4%, and the fair value per LINK token was $21.31 per token at September 30, 2025.

The following table summarizes the Company’s unrealized losses on digital assets calculated consistent with ASU 2023-08 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in fair value of digital assets	$(677)	$—	$(677)	$—

A significant amount of the Company’s assets are concentrated in its LINK holdings. LINK is a digital asset, which is a novel asset class subject to significant legal, commercial, regulatory and technical uncertainty. Our LINK holdings do not currently generate any cash flows and involves custodial fees and other costs. Additionally, the price of LINK has historically been highly volatile. A significant decrease in the price of LINK would adversely affect the Company’s financial condition and results of operations.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Prepaid and Other Assets
Prepaid and Other Assets of the Company
Prepaid and other assets of the Company consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Pursuit costs (1)	$714	$1,335
Prepaid expenses	593	800
Accounts receivable, net	534	413
Deposits	46	63
Finance lease - right of use assets	30	42
Other assets	698	848
Total prepaid and other assets	$2,615	$3,501

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

Prepaid and Other Assets of the Consolidated Funds
Prepaid and other assets of the consolidated funds consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$12	$114
Accounts receivable, net	3	163
Deposits	5	57
Deferred franchise fees, net	—	62
Inventory	—	51
Total prepaid and other assets	$20	$447
Note 6 – Notes Payable
Notes Payable of the Company
Notes payable consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

Notes Payable	September 30, 2025	December 31, 2024	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$30,586	$31,763	11.05%	January 2024 - March 2028
Convertible corporate notes	920	1,050	8.25%	April 2024 - March 2025
Real estate loans	16,936	15,934	4.71%	February 2027 - November 2029
Other loans	937	2,175	94.29%	February 2026 - March 2026
Total notes payable	49,379	50,922
Deferred financing costs, net	(217)	(243)
Discount on corporate note	(484)	(229)
Total notes payable, net	$48,678	$50,450
__________________________________
(1) As of September 30, 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.
Gateway II HoldCo, LLC
On January 31, 2023, the Company assumed a loan which is secured by the Company’s headquarters office building. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of September 30, 2025 and December 31, 2024, the outstanding principal balance of the loan was $15.7 million and $15.9 million, respectively. Upon assumption of the loan, the Company is required to abide by a clause in the agreement requiring the Company to transfer funds to a cash management account. As of September 30, 2025, the debt service coverage ratio required by the loan agreement was not satisfied.
Saddleback Ranch, LLC
In February 2025, the Company entered into a $1.2 million financing agreement which is secured by a deed of trust for the land owned by Saddleback Ranch, LLC. The financing agreement has a fixed interest rate of 10.00% through February 2026, then a fixed rate of 14.00% until maturity in February 2027. The financing agreement requires an interest only payment in February 2026, with all accrued interest added to the outstanding balance monthly. Beginning in February 2026, interest only payments are due quarterly, with the final interest and principal amount due upon maturity. The terms of the financing agreement do not allow the repayment of the outstanding balance in part prior to maturity, but does allow for the entire outstanding balance to be repaid at any time before the maturity date. As of September 30, 2025, the outstanding principal balance of the loan was $1.2 million.
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
As of September 30, 2025, there were 194 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.14%, and maturity dates ranging from January 2024 to March 2028. At September 30, 2025, the corporate notes outstanding had an aggregate principal balance of $31.5 million, of which $24.4 million of the corporate notes have matured or will mature within the 12-month period subsequent to November 13, 2025. During the nine months ended September 30, 2025, there were no conversions of debt into common stock.
As of December 31, 2024, there were 202 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.30%, and maturity dates ranging from April 2023 to December 2027.
The Company has issued corporate notes, generally convertible at $151.40 per common share, except for a secured promissory note issued to Mast Hill (the “Mast Hill Note”) in March 2025, which is convertible at $8.25 per common share. Holders may convert all or part of their note principal balance at any time. As of September 30, 2025 and December 31, 2024, the Mast Hill Note had an outstanding principal balance of $0, while other convertible corporate notes totaled $0.9 million and $1.1 million, respectively.
Other Loans
The Company has a short-term operating loan agreement with an outstanding balance of $0.7 million. The short-term operating loan agreement incurs an interest rate of 123.70% and matures on February 11, 2026. In addition, the Company executed insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums with an aggregate outstanding balance of $0.2 million at September 30, 2025, primarily consisting of premiums for directors' and officers' insurance. The insurance premiums financing agreements incur an interest rate of 7.97% and mature from February 2026 through March 2026.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future Minimum Payments
The following table summarizes the scheduled principal repayments of the Company’s indebtedness as of September 30, 2025 (in thousands):

Year	Amount
October 1, 2025 - December 31, 2025	$1,819
2027	6,843
2028	18,450
2029	2,396
2030	16,834
Thereafter	3,037
Total	$49,379
Deferred Financing Costs
Amortization of deferred financing costs for the Company was $0.1 million and $0.2 million for three and nine months ended September 30, 2025, respectively. Amortization of deferred financing costs for the Company was immaterial during each of the three and nine months ended September 30, 2024. There were $0.2 million deferred financing cost write-offs during each of the three and nine months ended September 30, 2025. There were no deferred cost write-offs during the three and nine months ended September 30, 2024.
Notes Payable of the Consolidated Funds
Notes payable of the consolidated funds consisted of the following as of September 30, 2025 and December 31, 2024, respectively (in thousands):

Notes Payable	September 30, 2025	December 31, 2024	Interest Rate (1)	Maturity date (1)
Real Estate Loans
DoubleTree by Hilton Tucson Convention Center (2)	$—	$17,962	N/A	N/A
Southpointe Fundco, LLC	1,050	1,050	11.99%	March 2026
West Frontier Holdco, LLC	5,070	4,777	6.35%	February 2038
Total Real Estate Loans	6,120	23,789
Member notes	5,600	5,600	10.00%	December 2025
Other loans	—	19	N/A	N/A
Total notes payable	11,720	29,408
Deferred financing costs, net	(109)	(236)
Total notes payable, net	$11,611	$29,172
__________________________________
(1) As of September 30, 2025.
(2) During the nine months ended September 30, 2025, the Company deconsolidated TCC (as discussed in Note 3 – VIEs).
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of September 30, 2025.
DoubleTree by Hilton Tucson Convention Center
In August 2019, the consolidated fund entered into a loan agreement which was secured by a deed of trust and assignment of rents of the DoubleTree by Hilton Tucson Convention Center located in Tucson, Arizona. The loan had a variable interest rate per annum equal to LIBOR plus 2.50%. In connection with the loan, the consolidated fund entered into an interest rate swap

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
agreement, which set the interest at a fixed rate of 4.22% from September 2022 through August 2027. The loan required interest-only payments until September 2022 and principal and interest payments thereafter until maturity. The terms of the loan allowed for the prepayment of the outstanding balance in whole or in part at any time prior to the maturity date. The loan matured in August 2027 and was guaranteed by the Company. In May 2024, the consolidated fund terminated the interest rate swap agreement and received $1.6 million. In May 2025, the consolidated fund paid the loan amount outstanding in full.

In May 2025, the consolidated fund entered into a $22.5 million loan agreement which is secured by a deed of trust and assignment of rents of the DoubleTree by Hilton Tucson Convention Center located in Tucson, Arizona. Per the terms of the loan agreement, the loan has a fixed interest rate of 7.43%, matures in June 2030, and requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance prior to the maturity date but can be prepaid subject to certain conditions and terms outlined in the loan agreement. The loan is not guaranteed by the Company. During the nine months ended September 30, 2025, the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (as discussed in Note 3 – VIEs).
Southpointe Fundco, LLC
In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan initially had a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. In November 2023, an extension agreement was executed with the lender, extending the maturity date to March 2024 and amending the interest to a fixed rate of 11.99%. In February 2024, August 2024, March 2025, and September 2025 extension agreements were executed with the lender, extending the maturity date to September 2024, March 2025, September 2025, and March 2026, respectively. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future Debt Maturities
As of September 30, 2025, the future aggregate principal repayments due on the consolidated funds notes payable are as follows (in thousands):

Year	Amount
October 1, 2025 - December 31, 2025	$5,615
2027	1,109
2028	66
2029	69
2030	74
Thereafter	4,787
Total	$11,720
Deferred Financing Costs
Amortization of deferred financing costs for the consolidated funds was immaterial during each of the three and nine months ended September 30, 2025. Amortization of deferred financing costs for the consolidated funds was immaterial for the three months ended September 30, 2024 and $0.3 million during the nine months ended September 30, 2024. There were no deferred financing cost write-offs during each of the three and nine months ended September 30, 2025 and 2024.
Note 7 – Related Party Transactions
Related Party Transactions of the Company
Platform Revenues
The table below shows the total revenues earned for providing services under Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fund management fees	$2,764	$2,992	$7,881	$6,902
Financing fees	197	334	301	387
Development and construction fees	427	3,085	1,859	4,817
Brokerage fees	98	119	387	820
Total asset management	3,486	6,530	10,428	12,926
Performance allocations	2	175	25	357
Total related party Platform revenue	$3,488	$6,705	$10,453	$13,283
As of September 30, 2025 and December 31, 2024, amounts due to the Company from related parties for services performed under the Platform was $8.1 million and $6.2 million, respectively, net of allowance for doubtful accounts of $3.3 million and $3.1 million, respectively, which is included in due from related parties on the accompanying condensed consolidated balance sheets.
Notes Receivable
The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the notes receivable – related parties of the Company as of September 30, 2025 and December 31, 2024 (in thousands):

Notes Receivable - Related Parties	September 30, 2025	December 31, 2024	Interest Rate (1)	Maturity Date (1)
Olathe Behavioral Health MezzCo LLC (2)	$—	$—	12.00%	January 2027
Encore Caliber Holdings, LLC	48	—	12.00%	March 2027
Caliber Hospitality LP	1,279	—	12.00%	April 2027
DFW Behavioral Health LLC	107	22	12.00%	November 2026
Blue Spruce Ridge MezzCo, LLC (2)	—	13	12.00%	December 2026
West Ridge MezzCo, LLC	271	70	12.00%	December 2026
Ridge II MezzCo, LLC	170	—	12.00%	May 2026
Ironwood 92 Partners LLC (2)	—	—	12.00%	February 2027
The Ketch LLC (2)	—	—	12.00%	February 2027
SF Alaska, LP (2)	—	—	12.00%	February 2027
Caliber Fixed Income Fund III, LP	369	—	12.00%	June 2025
Caliber Hospitality JV, LLC	50	—	12.00%	September 2026
Caliber Tax Advantaged Opportunity Zone Fund, LP	158	—	12.00%	September 2027
J-25 Land Holdings, LLC	11	—	12.00%	September 2027
Elliot 10 MezzCo, LLC	$142	$—	12.00%	October 2027
	$2,605	$105
__________________________________
(1) As of September 30, 2025.
(2) The Company entered into unsecured promissory notes with related parties which were repaid or impaired during the nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025 and 2024, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was an immaterial amount of interest due to the Company as of September 30, 2025 and December 31, 2024.
The September 30, 2025 notes receivable - related parties balance above is net of a $0.5 million allowance for doubtful accounts. There was no allowance at December 31, 2024.
Other
In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of September 30, 2025 and December 31, 2024, other amounts due from related parties was $0.6 million and $1.7 million, respectively, net of allowance for doubtful accounts at both September 30, 2025 and December 31, 2024 of $0.9 million, and are included in due from related parties on the accompanying condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, other amounts due to related parties from the Company were $0.1 million and $0.3 million, respectively, which are included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Related Party Transactions of the Consolidated Funds
Notes Receivable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

Notes Receivable - Related Parties	September 30, 2025	December 31, 2024	Interest Rate(1)	Maturity Date(1)
Caliber Hospitality, LP (2)	$—	$5,650	N/A	N/A
Elliot & 51st Street, LLC	946	1,198	12.00%	April 2026
Total Notes Receivable - Related Parties	$946	$6,848
__________________________________
(1) As of September 30, 2025.
(2) During the nine months ended September 30, 2025, the Company deconsolidated TCC (as discussed in Note 3 – VIEs), who is the lender of a promissory note with Caliber Hospitality, LP.
The consolidated funds did not earn interest in connection with the notes during each of the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the consolidated funds earned $1.7 million and $4.3 million, respectively, of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. Interest due to the consolidated funds was $0.2 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, which is included in prepaid and other assets on the accompanying condensed consolidated balance sheets.
Notes Payable
At September 30, 2025 and December 31, 2024, the consolidated funds had a note payable outstanding of $2.3 million and $2.0 million, respectively, to CFIF III. The note has a fixed interest rate of 13.00% and matures in September 2025.
During the three and nine months ended September 30, 2025, the consolidated funds incurred $0.1 million and $0.2 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. The consolidated funds did not incur interest expense in connection with the notes payable – related parties during the three months ended September 30, 2024. The consolidated funds incurred $0.3 million of interest expense during the nine months ended September 30, 2024, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. No interest was payable as of September 30, 2025 and December 31, 2024.
Other
In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of September 30, 2025, no other amounts were due from related parties. As of December 31, 2024, there were an immaterial amount of other amounts due from related parties, which is included in prepaid and other assets on the accompanying condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, there was an immaterial amount and $0.1 million, respectively, of other amounts due to related parties, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Leases
Lessor - Company
Rental revenue of the Company includes the revenues generated by the rental operations of one commercial office property. As of September 30, 2025, the leases have non-cancelable remaining lease terms from 0.4 years to 8.8 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of September 30, 2025, the Company does not have any material related party leases as a lessor. The components of rental revenue of the Company for the three and nine months ended September 30, 2025 and 2024, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed	$421	$436	$1,075	$1,314
Variable	56	71	169	219
Total	$477	$507	$1,244	$1,533
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of September 30, 2025, are as follows (in thousands):

Year	Amount
October 1, 2025 - December 31, 2025	$432
2026	1,652
2027	1,031
2028	445
2029	342
Thereafter	1,120
Total	$5,022
Lessor - Consolidated Funds
Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of one multi-family residential property and one commercial property which was deconsolidated during the year ended December 31, 2024. As of September 30, 2025, the leases have non-cancelable remaining lease terms from 0.1 years to 0.9 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of September 30, 2025, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue of the consolidated funds for the three and nine months ended September 30, 2025 and 2024, are presented in the table below (in thousands). Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed	$185	$237	$532	$870
Variable	(37)	152	(77)	423
Total	$148	$389	$455	$1,293

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of September 30, 2025, are as follows (in thousands):

Year	Amount
October 1, 2025 - December 31, 2025	$98
2026	132
2027	—
2028	—
2029	—
Thereafter	—
Total	$230
Note 9 – Other Liabilities
Other Liabilities of the Company
Other liabilities of the Company consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Deposits (1)	$196	$154
Tenant improvement allowance	129	103
Finance lease liability	33	44
Below market leases, net	—	20
Other	565	429
Total other liabilities	$923	$750
_________________________________
(1) Includes tenant security deposits.
Other Liabilities of the Consolidated Funds
Other liabilities of the consolidated funds consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Deposits (1)	$32	$171
Sales tax payable	—	97
Other	20	371
Total other liabilities	$52	$639
______________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures
Supplemental cash flow information consisted of the following for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the nine months ended September 30, 2025 and 2024	$4,472	$3,878
Non-cash bonus settlement via employee accounts receivable offset	$33	$—
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $2 for each of the nine months ended September 30, 2025 and 2024, respectively	$954	$5,252

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Increase in note receivable - related party due to deconsolidation of VIEs	$—	$7,531
Increase in accounts receivable - related party due to deconsolidation of VIEs	$—	$3,519
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	$333	$8,843
Cost of real estate investments included in accounts payable	$286	$—
Investments in unconsolidated entities for investor buy-out	$643	$—
Investments in unconsolidated entities included in accrued expenses	$—	$44
Issuance of common stock in lieu of cash payment for accounts payable	$289	$194
Corporate note rollovers	$4,760	$—
Conversion of corporate note to preferred stock, including warrants	$350	$—
Corporate note increase due to rollovers, net of discounts	$215	$—
Non-cash issuance of convertible note and related common stock	$163	$—
Issuance of warrants related to common stock	$150	$—
Preferred stock Series B - non-cash equity issuance costs	$140	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Increase in note receivable - related party due to deconsolidation of VIEs	$—	$22,746
Decrease in notes receivable - related party due to payment of accounts payable	$3	$—
Cost of real estate investments included in accounts payable	$—	$41
Related party notes payable - non-cash settlement	$—	$2,531

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2025	2024
Deconsolidation of VIEs
Real estate investments, net	$33,319	$137,571
Accounts receivable, net	$159	$3,071
Notes receivable - related parties	$5,450	$—
Operating lease - right of use assets	$—	$10,324
Prepaid and other assets	$376	$9,579
Due from related parties	$447	$3
Due to related parties	$—	$1,049
Notes payable, net	$22,033	$94,261
Notes payable - related parties	$—	$12,055
Accounts payable and accrued expenses	$1,070	$11,324
Operating lease liabilities	$—	$13,957
Other liabilities	$381	$1,293
Noncontrolling interests	$15,805	$16,360
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
Caliber Tax Advantaged Opportunity Fund LP
Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of September 30, 2025 and December 31, 2024, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.
Caliber Tax Advantaged Opportunity Fund II LLC
Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of September 30, 2025 and December 31, 2024, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.
Commitments and Contingencies of the Consolidated Funds
Franchise Agreements
The consolidated funds which were consolidated during the three and nine months ended September 30, 2025 and 2024, were parties to franchise agreements where the fund is required to pay monthly fees, generally consisting of royalty, program, and food and beverage fees. At September 30, 2025, the consolidated funds were not party to any franchise agreements. During the three months ended September 30, 2025, the consolidated funds did not recognize any franchise fees. During the nine months ended

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025, the consolidated funds recognized total franchise fees of $0.4 million and during the three and nine months ended September 30, 2024, the consolidated funds recognized total franchise fees of $0.2 million, and $2.7 million, respectively.
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
The Company has calculated the basic and diluted earnings per share during the three and nine months ended September 30, 2025 and 2024 as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to CaliberCos Inc.	$(4,371)	$146	$(14,077)	$(8,389)
Preferred stock dividends	61	—	72	0
Convertible debt interest	—	21	—	64
Net (loss) income attributable to common shareholders of CaliberCos Inc.	$(4,310)	$167	$(14,005)	$(8,325)
Denominator:
Weighted average shares outstanding - basic	2,615	1,107	1,685	1,092
Dilutive shares - options, net	—	129	—	0
Dilutive shares - convertible debt, net	—	168	—	0
Weighted average shares outstanding - diluted	2,615	1,404	1,685	1,092

Basic net (loss) income per share attributable to common shareholders	$(1.65)	$0.15	$(8.31)	$(7.62)
Diluted net (loss) income per share attributable to common shareholders	$(1.65)	$0.12	$(8.31)	$(7.62)
The number of antidilutive shares consisted of the potential exercise of stock options and warrants, as well as the potential conversion of preferred shares and convertible debt. The following table summarizes these potential exercises and conversions

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
during the three and nine months ended September 30, 2025 and 2024, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Additional common shares, if stock options were exercised	125	—	127	129
Additional common shares, if warrants were exercised	129	—	129	—
Additional common shares, if preferred shares were converted	837	—	289	—
Additional common shares, if convertible debt were converted	15	—	15	8
	1,106	—	560	137
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the Company’s variable rate and short-term debt as of September 30, 2025 and December 31, 2024, approximated fair value. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	September 30, 2025		December 31, 2024
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Saddleback Ranch, LLC	$1,219	$1,298	$—	$—
Gateway II, LLC	$15,717	$13,134	$15,934	$12,604
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate and short-term debt as of September 30, 2025 and December 31, 2024, approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the consolidated funds’ instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	September 30, 2025		December 31, 2024
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Southpointe Fundco, LLC	$1,050	$961	$1,050	$1,023
West Frontier, LLC	$5,070	$2,557	$4,796	$3,701

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14 – Derivative Instruments
Risk Management Objective of Using Derivatives
The consolidated funds utilize derivative instruments, including interest rate caps and swaps, to reduce interest rate risk associated with its borrowings. The consolidated funds do not intend to utilize derivatives for purposes other than interest rate risk management.
Derivatives Designated as Hedging Instruments
As of September 30, 2025 and December 31, 2024, the consolidated funds did not have any derivatives designated as hedging instruments.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2025 and December 31, 2024, the consolidated funds did not have any non-designated derivatives.
The following table presents the consolidated funds’ gain or loss recognized in consolidated funds - hospitality expenses in the accompanying condensed consolidated statements of operations for three and nine months ended September 30, 2025 and 2024 (in thousands):

Type of Derivative	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Interest rate swap (1)	Consolidated funds - hospitality expenses	$—	$—	$—	$346
Interest rate cap (2)	Consolidated funds - hospitality expenses	—	—	—	(35)
Total		$—	$—	$—	$311
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
As of September 30, 2025 and December 31, 2024, the Company had 5,875 and 5,000 shares, respectively, of its Series A Preferred stock issued and outstanding, representing additional paid-in capital of $2.4 million and $2.0 million, respectively.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of September 30, 2025, the Company had 139,819 shares of its Series AA Preferred issued and outstanding, representing funds raised to date of $3.5 million, net of issuance costs.

Series B Preferred

On September 11, 2025, the Company filed a Certificate of Designation with the Secretary of State of Delaware designating Series B Preferred Stock, par value $0.001 per share. Each share has a stated value of $1,000 and is convertible at the option of the holder into shares of Class A common stock at a conversion price of $250 per share, subject to adjustment as defined in the Certificate of Designation.

The Series B Preferred Stock does not have voting rights, except as required by law. In the event of liquidation, dissolution, or winding up of the Company, holders are entitled to receive distributions in preference to holders of common stock, but junior to Series A and Series AA Preferred Stock. The Series B ranks pari passu with any preferred stock of substantially similar rights and preferences.

On September 11, 2025, the Company issued 15,868 shares of Series B Preferred Stock to Mast Hill Fund, L.P. at a price of $1,000 per share for total proceeds of $15.9 million.
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
The Company issues warrants for the purchase of its Class A Common Stock, either as stand-alone transactions or combined with other debt and/or equity instruments. The warrants may be exercised up to the fifth anniversary of their origination date and transferred independently at any time. Using the Black-Scholes model, the Company estimates the relative fair value of warrants on the date of issuance. The relative fair value of warrants is included in Paid-in capital on the condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company had warrants outstanding to purchase 129,040 and 52,943 shares of Class A Common Stock, respectively, with a weighted average exercise price per share of $16.49 and $16.41, respectively, and weighted average remaining exercise periods of 4.3 and 4.7 years, respectively.
Note 16 – Segments
The Company operates through one operating segment, its asset management platform which it refers to simply as “Platform”. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, John C. Loeffler. The Company’s CODM assesses performance and allocates resources based on the results of Platform operations.
The Company’s CODM assesses revenue, operating costs and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Operating costs consist primarily of payroll related costs that are provided quarterly to the CODM. Platform payroll and payroll related costs were $2.8 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $9.6 million and $13.7 million for the nine months ended September 30, 2025 and 2024, respectively. Management concluded that the consolidated funds do not meet the requirements in ASC 280, Segment Reporting, of operating

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
segments, as the Company’s CODM does not review, nor is he provided with the operating results of these consolidated funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The consolidated funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since the Company has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
For the three months ended September 30, 2025 and 2024, total Platform revenues were $3.5 million and $7.4 million, respectively, representing a period-over-period decrease of 52.6%. For the nine months ended September 30, 2025 and 2024, total Platform revenues were $11.2 million and $16.4 million, respectively, representing a period-over-period decrease of 31.6%. The tables below compare the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and nine months ended September 30, 2025, to the revenues earned for the same period in 2024 (in thousands).

	Three Months Ended September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$2,782	$(18)	$2,764
Financing fees	207	(10)	197
Development and construction fees	427	—	427
Brokerage fees	98	—	98
Total asset management	3,514	(28)	3,486
Performance allocations	2	—	2
Total Platform revenue	$3,516	$(28)	$3,488

	Three Months Ended September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$3,575	$(583)	$2,992
Financing fees	464	(130)	334
Development and construction fees	3,084	1	3,085
Brokerage fees	119	—	119
Total asset management	7,242	(712)	6,530
Performance allocations	174	1	175
Total Platform revenue	$7,416	$(711)	$6,705

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$8,265	$(384)	$7,881
Financing fees	573	(272)	301
Development and construction fees	1,934	(75)	1,859
Brokerage fees	387	—	387
Total asset management	11,159	(731)	10,428
Performance allocations	32	(7)	25
Total Platform revenue	$11,191	$(738)	$10,453

	Nine Months Ended September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$9,474	$(2,572)	$6,902
Financing fees	616	(229)	387
Development and construction fees	5,066	(249)	4,817
Brokerage fees	820	—	820
Total asset management	15,976	(3,050)	12,926
Performance allocations	378	(21)	357
Total Platform revenue	$16,354	$(3,071)	$13,283

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of Platform revenues, expenses and net loss to the most comparable U.S. GAAP measure for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$3,514	$(28)	$3,486
Performance allocations	2	—	2
Consolidated funds – other revenues	—	148	148
Total revenues	3,516	120	3,636

Expenses
Operating costs	605	(157)	448
Payroll and payroll related costs	2,803	—	2,803
General and administrative	1,481	(10)	1,471
Marketing and advertising	151	—	151
Depreciation and amortization	167	(7)	160
Consolidated funds – other expenses	—	467	467
Total expenses	5,207	293	5,500

Unrealized loss on digital assets	(677)	—	(677)

Other loss, net	(230)	(94)	(324)
Interest income	28	—	28
Interest expense	(1,876)	—	(1,876)
Net income (loss) before income taxes	(4,446)	(267)	(4,713)
Provision for income taxes	—	—	—
Net income (loss)	(4,446)	(267)	(4,713)
Net income (loss) attributable to noncontrolling interests	—	(342)	(342)
Net income (loss) attributable to CaliberCos Inc.	$(4,446)	$75	$(4,371)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$11,159	$(731)	$10,428
Performance allocations	32	(7)	25
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	460	460
Total revenues	11,191	4,779	15,970

Expenses
Operating costs	1,832	(451)	1,381
Payroll and payroll related costs	9,585	—	9,585
General and administrative	4,256	(31)	4,225
Marketing and advertising	463	—	463
Depreciation and amortization	503	(20)	483
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	1,391	1,391
Total expenses	16,639	5,632	22,271

Unrealized loss on digital assets	(677)	—	(677)

Other loss, net	(2,238)	(616)	(2,854)
Interest income	91	(1)	90
Interest expense	(5,225)	—	(5,225)
Net loss before income taxes	(13,497)	(1,470)	(14,967)
Benefit from income taxes	—	—	—
Net loss	(13,497)	(1,470)	(14,967)
Net loss attributable to noncontrolling interests	—	(890)	(890)
Net loss attributable to CaliberCos Inc.	$(13,497)	$(580)	$(14,077)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$7,242	$(712)	$6,530
Performance allocations	174	1	175
Consolidated funds – hospitality revenue	—	2,494	2,494
Consolidated funds – other revenue	—	2,103	2,103
Total revenues	7,416	3,886	11,302

Expenses
Operating costs	715	(135)	580
Payroll and payroll related costs	4,012	—	4,012
General and administrative	1,450	(9)	1,441
Marketing and advertising	175	(1)	174
Depreciation and amortization	145	4	149
Consolidated funds – hospitality expenses	—	3,097	3,097
Consolidated funds – other expenses	—	975	975
Total expenses	6,497	3,931	10,428

Other income (loss), net	526	(101)	425
Interest income	59	(8)	51
Interest expense	(1,348)	(1)	(1,349)
Net loss before income taxes	156	(155)	1
Benefit from income taxes	—	—	—
Net loss	156	(155)	1
Net loss attributable to noncontrolling interests	—	(145)	(145)
Net loss attributable to CaliberCos Inc.	$156	$(10)	$146

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$15,976	$(3,050)	$12,926
Performance allocations	378	(21)	357
Consolidated funds – hospitality revenue	—	23,533	23,533
Consolidated funds – other revenue	—	5,616	5,616
Total revenues	16,354	26,078	42,432

Expenses
Operating costs	2,268	(582)	1,686
Payroll and payroll related costs	13,703	—	13,703
General and administrative	5,490	(30)	5,460
Marketing and advertising	508	(1)	507
Depreciation and amortization	447	(8)	439
Consolidated funds – hospitality expenses	—	23,191	23,191
Consolidated funds – other expenses	—	5,405	5,405
Total expenses	22,416	27,975	50,391

Other income (loss), net	1,468	(453)	1,015
Interest income	514	(189)	325
Interest expense	(3,958)	—	(3,958)
Net loss before income taxes	(8,038)	(2,539)	(10,577)
Benefit from income taxes	—	—	—
Net loss	(8,038)	(2,539)	(10,577)
Net loss attributable to noncontrolling interests	—	(2,188)	(2,188)
Net loss attributable to CaliberCos Inc.	$(8,038)	$(351)	$(8,389)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of Platform assets to the most comparable U.S. GAAP measure as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated

Cash	$10,886	$—	$10,886
Restricted cash	2,252	—	2,252
Real estate investments, net	22,050	(261)	21,789
Digital assets	9,965	—	9,965
Notes receivable - related parties	2,605	—	2,605
Due from related parties	8,725	—	8,725
Investments in unconsolidated entities	11,928	(5)	11,923
Operating lease - right of use assets	3,768	(3,658)	110
Prepaid and other assets	2,921	(306)	2,615
Total assets	$75,100	$(4,230)	$70,870

	As of December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Cash	$1,766	$—	$1,766
Restricted cash	2,582	—	2,582
Real estate investments, net	21,782	(210)	21,572
Notes receivable - related parties	230	(125)	105
Due from related parties	11,143	(4,178)	6,965
Investments in unconsolidated entities	16,061	(418)	15,643
Operating lease - right of use assets	4,042	(3,895)	147
Prepaid and other assets	(529)	4,030	3,501
Total assets	$57,077	$(4,796)	$52,281
Note 17 – Subsequent Events
Management has evaluated events and transactions that occurred after September 30, 2025 through November 13, 2025, the date these condensed consolidated financial statements were available to be issued. See below material transaction, in addition to those matters discussed in Note 1 – Organization and Liquidity and Note 6 – Notes Payable.

In October 2025, the Company launched its note conversion program whereby note holders have the option to convert and cancel all or part of the their note principal balance in exchange for shares of Class A common stock, par value $0.001 (“Conversion Agreement”) at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution of the respective Conversion Agreement, or (ii) the closing bid price of the Company’s Class A common stock the business day preceding the execution of the respective Conversion Agreement (the “Conversion Prices”). The Company has successfully converted $1.9 million of the outstanding Notes to 561,747 shares of Class A common stock. The Conversion Prices ranged from $3.14 to $3.72 per share.

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
Overview
Over the past 16 years, we have grown into a leading diversified alternative asset management firm, with more than $2.7 billion in Managed Assets, comprised of $0.8 billion of assets under management (“AUM”) and $1.9 billion of assets under development (“AUD”). Our primary goal is to drive shareholder value by enhancing the wealth of accredited investor clients seeking to make investments in real and digital assets.
Digital Asset Platform
In August 2025, our Board of Directors approved a new digital asset treasury policy designed to enhance the Company’s balance sheet strength, liquidity profile, and long-term growth potential. Under this policy, Caliber intends to allocate a portion of its corporate treasury to digital assets that demonstrate institutional utility and adoption potential, beginning with Chainlink (LINK).
Chainlink is the leading decentralized oracle network that enables smart contracts and traditional systems to securely interact with real-world data. The Company selected LINK as its inaugural digital asset because it represents core infrastructure within the blockchain ecosystem; supporting the growth of tokenization, decentralized finance, and real-world asset integration. Management believes that Chainlink’s enterprise adoption, technology maturity, and network resilience make LINK an attractive long-term holding relative to other digital assets at similar stages of adoption.
Since adoption of the policy, Caliber has raised capital through equity issuances and deployed a portion of those proceeds to accumulate LINK tokens as a long-term reserve asset. These holdings are reflected on our balance sheet at fair value as of September 30, 2025. Changes in the fair value of our LINK tokens are reflected within net loss on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
The Company has announced that it intends to stake a portion of its LINK holdings once operational and governance requirements are completed. Staking allows participants to commit LINK tokens to support the Chainlink network’s data validation and security functions, earning a yield in the form of additional LINK tokens. Staking is a critical part of the Chainlink ecosystem and provides an opportunity for Caliber to generate passive yield on its holdings while contributing to the stability and reliability of the broader network. Management estimates it may earn a yield of 3% to 9% annualized, based upon internal estimates of the potential to Stake the Company’s LINK treasury.
In parallel, Caliber is evaluating the potential to operate or participate in Chainlink validator nodes. Validator nodes play a central role in maintaining network consensus and facilitating data integrity. The Company may establish relationships with existing validator operators or develop internal capabilities to support validator participation in the future. Revenues generated from staking or validator operations, if any, would be reinvested to strengthen the Company’s digital asset treasury and asset management platform business.
Caliber’s movement into digital assets represents a strategic expansion of Caliber’s role as an alternative asset manager. Historically focused on real estate and private credit strategies, Caliber now views itself as a diversified alternative asset manager investing in both real assets and digital assets. The Company intends to leverage its capital markets expertise and investment platform to create and sponsor new investment offerings and funds focused on digital assets and blockchain infrastructure. These future offerings could expand Caliber’s assets under management (AUM) and generate recurring management and performance fees, consistent with the Company’s existing real estate fund model.
Additionally, Caliber plans to utilize blockchain technology within its real estate investment platform to improve operational efficiency and investor accessibility. Specifically, the Company intends to tokenize real-world assets (RWAs), including real estate projects and fund interests, to enable fractional ownership, enhance liquidity, and streamline investor reporting and fund administration. Tokenized offerings could also serve as a new fundraising channel for Caliber, allowing the Company to reach a broader base of global investors through compliant, blockchain-enabled investment vehicles.

The Board and management team view the LINK strategy and broader blockchain initiatives as a natural evolution of Caliber’s mission: to enhance the wealth of our accredited investor clients by making alternative investments more accessible, transparent, and profitable for investors. Through the integration of digital assets, blockchain infrastructure, and tokenization technology, Caliber seeks to position itself at the forefront of the convergence between traditional finance (TradFi) and decentralized finance (DeFi).
Private Equity Real Estate Platform
Caliber operates a Private Equity Real Estate (PERE) platform that creates, manages, and services middle-market investment funds, private syndications, and direct investments focused on real estate investment strategies. To build our funds, we market directly to high net worth (HNW) and ultra high net worth (UHNW) investors with Caliber’s in-house fundraising team and to registered investment advisors (RIAs) and broker-dealers (BDs) with Caliber’s in-house wholesaling team.
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
As of September 30, 2025, we are actively developing 1,776 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.9 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing.
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
•Caliber were to complete all AUD at September 30, 2025, up through the planned sale of its Managed Assets, the Company estimates it could earn up to $90.5 million in performance allocations, which represents the portion of profits Caliber would be entitled to, presuming the results of each asset’s business plan are achieved. These performance allocations, which are also commonly referred to as “carried interest” in the PERE industry, are not included in the Company’s balance sheet or profit and loss statements until they are realized via the sale of the asset(s) within the fund Caliber manages and, as the fund’s manager, Caliber is entitled to collect the performance allocations. Caliber provides an estimate of the value of the performance allocations as an important point of reference for investors seeking to understand the Company’s estimated book value.
Segments
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
Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through September 30, 2025 of $758.1 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that we manage throughout the deal cycle will continue to offer an attractive value proposition to investors.
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

Business Environment
Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, global tariffs, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.0% in September 2025. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 50 basis points in September 2024, by 25 basis points in November 2024, by 25 basis points in December 2024, and by 25 basis points in September 2025, resulting in a target rate range of 4.00% to 4.25% at September 30, 2025. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for our funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to our early years of operations. In both a buyer’s market and a stressed or distressed market, we expect our business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows us to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

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

Results of Operations
Comparison of the Consolidated Results of Operations for the Three Months Ended September 30, 2025 and 2024
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, DoubleTree by Hilton Tucson Convention Center was not consolidated during the three months ended September 30, 2025. The following table and discussion provide insight into our consolidated results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$3,486	$6,530	$(3,044)	(46.6)%
Performance allocations	2	175	(173)	(98.9)%
Consolidated funds – hospitality revenues	—	2,494	(2,494)	(100.0)%
Consolidated funds – other revenues	148	2,103	(1,955)	(93.0)%
Total revenues	3,636	11,302	(7,666)	(67.8)%

Expenses
Operating costs	3,251	4,592	(1,341)	(29.2)%
General and administrative	1,471	1,441	30	2.1%
Marketing and advertising	151	174	(23)	(13.2)%
Depreciation and amortization	160	149	11	7.4%
Consolidated funds – hospitality expenses	—	3,097	(3,097)	(100.0)%
Consolidated funds – other expenses	467	975	(508)	(52.1)%
Total expenses	5,500	10,428	(4,928)	(47.3)%

Change in fair value of digital assets	(677)	—	(677)	100.0%

Other (loss) income, net	(324)	425	(749)	(176.2)%
Interest income	28	51	(23)	(45.1)%
Interest expense	(1,876)	(1,349)	(527)	(39.1)%
Net (loss) income before income taxes	(4,713)	1	(4,714)	(471,400.0)%
Benefit from income taxes	—	—	—	0.0%
Net (loss) income	(4,713)	1	(4,714)	(471,400.0)%
Net loss attributable to noncontrolling interests	(342)	(145)	(197)	(135.9)%
Net (loss) income attributable to CaliberCos Inc.	$(4,371)	$146	$(4,517)	(3,093.8)%
For the three months ended September 30, 2025 and 2024, total revenues were $3.6 million and $11.3 million, respectively, representing a period-over-period decrease of 67.8%, which was primarily due to a decrease in consolidated fund revenues resulting from the deconsolidation of DT Mesa and CFIF III, which were deconsolidated during the year ended December 31, 2024 and TCC, which was deconsolidated during the three months ended June 30, 2025. The decrease was also due to a decrease in asset management revenues, primarily driven by an decrease in development and construction revenues and fund management revenues. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the three months ended September 30, 2025 and 2024, total expenses were $5.5 million and $10.4 million, respectively, representing a period-over-period decrease of 47.3%. The decrease was primarily due to the decrease in consolidated fund revenues resulting from the deconsolidation of DT Mesa and CFIF III, which were deconsolidated during the year ended December 31, 2024 and TCC, which was deconsolidated during the three months ended June 30, 2025. The decrease was also due to a decrease in operating costs related to payroll and bonus expenses.

For the three months ended September 30, 2025, unrealized loss on digital assets was $0.7 million. During the three months ended September 30, 2025, we had investments in digital assets resulting in an unrealized loss. There was no comparable activity during the same period in 2024.
For the three months ended September 30, 2025, other loss, net was $0.3 million compared to other income, net of $0.4 million during the three months ended September 30, 2024, representing a period-over-period change of $0.7 million. The change was primarily due to a loss on extinguishment of debt related to the early repayment of a convertible debt agreement, investment impairment charges related to a real estate fund the Platform both invests in and manages, and credit losses related to certain of the Platform’s investments during the three months ended September 30, 2025, with no comparable activity during the same period in 2024.
Comparison of the Platform (Unconsolidated) Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the three months ended September 30, 2025 and 2024 (in thousands). Unconsolidated Platform revenues and expenses are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. As a result, unconsolidated Platform revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because fee revenue is eliminated in consolidation when it is derived from a consolidated fund and due to the exclusion of the fund revenue recognized by the consolidated funds. Furthermore, unconsolidated Platform expenses are also different than those presented on a consolidated U.S. GAAP basis due to the exclusion of fund expenses that are paid by the consolidated funds. See the Non-GAAP Measures section below for reconciliations of the unconsolidated Platform results to the most comparable U.S. GAAP measure.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$3,514	$7,242	$(3,728)	(51.5)%
Performance allocations	2	174	(172)	(98.9)%
Total revenues	3,516	7,416	(3,900)	(52.6)%

Expenses
Operating costs	3,408	4,727	(1,319)	(27.9)%
General and administrative	1,481	1,450	31	2.1%
Marketing and advertising	151	175	(24)	(13.7)%
Depreciation and amortization	167	145	22	15.2%
Total expenses	5,207	6,497	(1,290)	(19.9)%

Unrealized loss on digital assets	(677)	—	(677)	100.0%

Other (loss) income, net	(230)	526	(756)	(143.7)%
Interest income	28	59	(31)	(52.5)%
Interest expense	(1,876)	(1,348)	(528)	(39.2)%
Net (loss) income before income taxes	(4,446)	156	(4,602)	(2950.0)%
Benefit from income taxes	—	—	—	0.0%
Net (loss) income	$(4,446)	$156	$(4,602)	(2950.0)%
For the three months ended September 30, 2025 and 2024, total revenues were $3.5 million and $7.4 million, respectively, representing a period-over-period decrease of 52.6%. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended September 30, 2025, to the revenues earned for the same period in 2024.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Fund management fees	$2,782	$3,575	$(793)	(22.2)%
Financing fees	207	464	(257)	(55.4)%
Development and construction fees	427	3,084	(2,657)	(86.2)%
Brokerage fees	98	119	(21)	(17.6)%
Total asset management	3,514	7,242	(3,728)	(51.5)%
Performance allocations	2	174	(172)	(98.9)%
Total unconsolidated Platform revenue	$3,516	$7,416	$(3,900)	(52.6)%
The decrease in fund management fees is related to a decrease in fund-set up fees as there were no new funds set-up during the three months ended September 30, 2025, partially offset by an increase in asset management fees earned. Fund management fees are based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.
The decrease in development and construction fees is primarily due to an decrease in development fees related to fewer pre-construction milestones completed for development activities during the three months ended September 30, 2025 as compared to the same period in 2024.
For the three months ended September 30, 2025 and 2024, total expenses were $5.2 million and $6.5 million, respectively, representing a period-over-period decrease of 19.9%. The decrease was primarily due to a decrease in payroll and bonus expense due to a decrease in employee headcount.

For the three months ended September 30, 2025, unrealized loss on digital assets was $0.7 million. During the three months ended September 30, 2025, we had investments in digital assets resulting in an unrealized loss. There was no comparable activity during the same period in 2024.
During the three months ended September 30, 2025, other loss, net was $0.2 million compared to other income, net of $0.5 million during the three months ended September 30, 2024, representing a period-over-period change of $0.8 million. The change was primarily due to a loss on extinguishment of debt related to the early repayment of a convertible debt agreement, investment impairment charges related to a real estate fund the Platform both invests in and manages, and credit losses related to certain of the Platform’s investments during the three months ended September 30, 2025, with comparable activity during the same period in 2024.
For the three months ended September 30, 2025 and 2024, interest expense was $1.9 million and $1.3 million, respectively. The increase was primarily due to an increase in expenses related to short-term operating loans during the three months ended September 30, 2025, as compared to the same period in 2024.

Comparison of the Consolidated Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, we deconsolidated DoubleTree by Hilton Tucson Convention Center during the nine months ended September 30, 2025. Additionally, we deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries, Elliot and DT Mesa during the nine months ended September 30, 2024. The following table and discussion provide insight into our consolidated results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$10,428	$12,926	$(2,498)	(19.3)%
Performance allocations	25	357	(332)	(93.0)%
Consolidated funds – hospitality revenues	5,057	23,533	(18,476)	(78.5)%
Consolidated funds – other revenues	460	5,616	(5,156)	(91.8)%
Total revenues	15,970	42,432	(26,462)	(62.4)%

Expenses
Operating costs	10,966	15,389	(4,423)	(28.7)%
General and administrative	4,225	5,460	(1,235)	(22.6)%
Marketing and advertising	463	507	(44)	(8.7)%
Depreciation and amortization	483	439	44	10.0%
Consolidated funds – hospitality expenses	4,743	23,191	(18,448)	(79.5)%
Consolidated funds – other expenses	1,391	5,405	(4,014)	(74.3)%
Total expenses	22,271	50,391	(28,120)	(55.8)%

Change in fair value of digital assets	(677)	—	(677)	100.0%

Other (loss) income, net	(2,854)	1,015	(3,869)	(381.2)%
Interest income	90	325	(235)	(72.3)%
Interest expense	(5,225)	(3,958)	(1,267)	(32.0)%
Net loss before income taxes	(14,967)	(10,577)	(4,390)	(41.5)%
Benefit from income taxes	—	—	—	0.0%
Net loss	(14,967)	(10,577)	(4,390)	(41.5)%
Net loss attributable to noncontrolling interests	(890)	(2,188)	1,298	59.3%
Net loss attributable to CaliberCos Inc.	$(14,077)	$(8,389)	$(5,688)	(67.8)%
For the nine months ended September 30, 2025 and 2024, total revenues were $16.0 million and $42.4 million, respectively, representing a period-over-period decrease of 62.4%, which was primarily due to a decrease in consolidated fund revenues resulting from the deconsolidation of Caliber Hospitality Trust and Caliber Hospitality, LP and its consolidated subsidiaries, Elliot, DT Mesa, and CFIF III, which were deconsolidated during the year ended December 31, 2024 and TCC, which was deconsolidated during the nine months ended September 30, 2025. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the nine months ended September 30, 2025 and 2024, total expenses were $22.3 million and $50.4 million, respectively, representing a period-over-period decrease of 55.8%. The decrease was primarily due to a decrease in consolidated fund revenues resulting from the deconsolidation of Caliber Hospitality Trust and Caliber Hospitality, LP and its consolidated subsidiaries, Elliot, DT Mesa, and CFIF III, which were deconsolidated during the year ended December 31, 2024 and TCC, which was deconsolidated during the nine months ended September 30, 2025. The decrease was also related to a decrease in operating costs related to payroll and bonus expenses.

For the nine months ended September 30, 2025, unrealized loss on digital assets was $0.7 million. During the nine months ended September 30, 2025, we had investments in digital assets resulting in an unrealized loss. There was no comparable activity during the same period in 2024.
For the nine months ended September 30, 2025, other loss, net was $2.9 million compared to other income, net of $1.0 million during the nine months ended September 30, 2024, representing a period-over-period change of $3.9 million. The change was primarily due to a loss on extinguishment of debt related to the early repayment of a convertible debt agreement, investment impairment charges related to a real estate fund the Platform both invests in and manages, and credit losses related to certain of the Platform’s investment during the nine months ended September 30, 2025, with no comparable activity during the same period in 2024.
Comparison of the Platform (Unconsolidated) Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the nine months ended September 30, 2025 and 2024 (in thousands). See the Non-GAAP Measures section below for reconciliations of the unconsolidated Platform results to the most comparable U.S. GAAP measure.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$11,159	$15,976	$(4,817)	(30.2)%
Performance allocations	32	378	(346)	(91.5)%
Total revenues	11,191	16,354	(5,163)	(31.6)%
check
Expenses
Operating costs	11,417	15,971	(4,554)	(28.5)%
General and administrative	4,256	5,490	(1,234)	(22.5)%
Marketing and advertising	463	508	(45)	(8.9)%
Depreciation and amortization	503	447	56	12.5%
Total expenses	16,639	22,416	(5,777)	(25.8)%

Unrealized loss on digital assets	(677)	—	(677)	100.0%

Other (loss) income, net	(2,238)	1,468	(3,706)	(252.5)%
Interest income	91	514	(423)	(82.3)%
Interest expense	(5,225)	(3,958)	(1,267)	(32.0)%
Net loss before income taxes	(13,497)	(8,038)	(5,459)	(67.9)%
Benefit from income taxes	—	—	—	0.0%
Net loss	$(13,497)	$(8,038)	$(5,459)	(67.9)%
For the nine months ended September 30, 2025 and 2024, total revenues were $11.2 million and $16.4 million, respectively, representing a period-over-period decrease of 31.6%. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of

Significant Accounting Policies for the nine months ended September 30, 2025, to the revenues earned for the same period in 2024.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Fund management fees	$8,265	9,474	$(1,209)	(12.8)%
Financing fees	573	616	(43)	(7.0)%
Development and construction fees	1,934	5,066	(3,132)	(61.8)%
Brokerage fees	387	820	(433)	(52.8)%
Total asset management	11,159	15,976	(4,817)	(30.2)%
Performance allocations	32	378	(346)	(91.5)%
Total unconsolidated Platform revenue	$11,191	$16,354	$(5,163)	(31.6)%
The decrease in fund management fees is related to a decrease in fund-set up fees as there were no new funds set-up during the nine months ended September 30, 2025, partially offset by an increase in asset management fees earned. Fund management fees are based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of the Caliber Hospitality Trust’s enterprise value.
The decrease in development and construction fees is primarily due to a decrease in development fees related to fewer pre-construction milestones completed for development activities during the nine months ended September 30, 2025, as compared to the same period in 2024.
For the nine months ended September 30, 2025 and 2024, total expenses were $16.6 million and $22.4 million, respectively, representing a period-over-period decrease of 25.8%. The decrease was primarily due to a decrease in payroll and bonus expense due to a decrease in employee headcount.

For the nine months ended September 30, 2025, unrealized loss on digital assets was $0.7 million. During the nine months ended September 30, 2025, we had investments in digital assets resulting in an unrealized loss. There was no comparable activity during the same period in 2024.
During the nine months ended September 30, 2025, other loss, net was $2.2 million compared to other income, net of $1.5 million during the nine months ended September 30, 2024, representing a period-over-period change of $3.7 million. The change was primarily due to a loss on extinguishment of debt related to the early repayment of a convertible debt agreement, investment impairment charges related to a real estate fund the Platform both invests in and manages, and credit losses related to certain of the Platform’s investment during the nine months ended September 30, 2025, with no comparable activity during the same period in 2024.
For the nine months ended September 30, 2025 and 2024, interest expense was $5.2 million and $4.0 million, respectively. The increase was primarily due to an increase in expenses related to short-term operating loans during the nine months ended September 30, 2025, as compared to the same period in 2024.

Balance Sheets - Asset Management Platform (Unconsolidated)
The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform as of September 30, 2025 and December 31, 2024 (in thousands). Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	September 30, 2025	December 31, 2024
(in thousands)
Assets
Cash	$10,886	$1,766
Restricted cash	2,252	2,582
Real estate investments, net	22,050	21,782
Digital assets	9,965	—
Notes receivable - related parties	2,605	230
Due from related parties	8,725	11,143
Investments in unconsolidated entities	11,928	16,061
Operating lease - right of use assets	3,768	4,042
Other	2,921	(529)
Total assets	$75,100	$57,077

Liabilities
Notes payable, net	$48,678	$50,450
Accounts payable and accrued expenses	9,068	9,580
Redeemable preferred stock	3,200	—
Due to related parties	127	313
Operating lease liabilities	4,188	4,360
Other	931	818
Total liabilities	66,192	65,521

Stockholders’ (Deficit) Equity
Preferred stock - Series A	—	—
Preferred stock - Series B	—	—
Common stock	5	1
Paid-in capital	72,396	41,552
Accumulated deficit	(63,493)	(49,997)
Total stockholders’ (deficit) equity	8,908	(8,444)
Total liabilities and stockholders’ (deficit) equity	$75,100	$57,077

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
ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of September 30, 2025, we had total FV AUM of approximately $797.0 million.
Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital
The table below summarizes the activity of the managed capital for the nine months ended September 30, 2025 (in thousands):

Managed Capital
Balance as of December 31, 2024	$492,542
Originations	2,990
Return of capital	(315)
Balance as of March 31, 2025	495,217
Originations	4,226
Return of capital	(876)
Balance as of June 30, 2025	498,567
Originations	8,086
Return of capital	(664)
Balances as of September 30, 2025	$505,989
The table below summarizes the activity of the managed capital for the nine months ended September 30, 2024 (in thousands):

Managed Capital
Balance as of December 31, 2023	$437,625
Originations	19,099
Return of capital	(2,819)
Balance as of March 31, 2024	453,905
Originations	18,936
Return of capital	(3,041)
Balance as of June 30, 2024	469,800
Originations	23,372
Return of capital	(7,900)
Balances as of September 30, 2024	$485,272
The following table summarizes managed capital for our investment fund portfolios as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Real Estate
Hospitality	$49,289	$49,260
Caliber Hospitality Trust(1)	97,037	97,414
Residential	101,912	96,687
Commercial	178,018	170,858
Total Real Estate(2)	426,256	414,219
Credit(3)	75,691	72,351
Other(4)	4,042	5,972
Total	$505,989	$492,542
___________________________________________
(1)We earn a fund management fee of 0.70% of the Caliber Hospitality Trust’s enterprise value and are reimbursed for certain costs incurred on behalf of the Caliber Hospitality Trust.
(2)Beginning during the year ended December 31, 2023, we include capital raised from our investors through corporate note issuances that was further invested in our funds in Managed Capital. As of September 30, 2025, and December 31, 2024, we had invested $11.9 million and $20.4 million, respectively, in our funds.
(3) Credit managed capital represents loans made to our investment funds by us and our diversified funds. As of September 30, 2025 and December 31, 2024, we had loaned $3.3 million to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.

Managed capital activity for our hospitality investment funds and the Caliber Hospitality Trust was effectively flat for the nine months ended September 30, 2025.
Managed capital for our residential investment funds increased by $5.2 million during the nine months ended September 30, 2025, due to: (i) $4.8 million in capital raised into our residential assets, and (ii) $1.2 million contributed by our diversified funds offset by $0.8 million in return of capital.
Managed capital for our commercial investment funds increased by $7.2 million during the nine months ended September 30, 2025, due to: (i) $4.8 million in capital raised into our commercial assets offset by $0.2 million in return of capital and (ii) $3.2 million contributed by our diversified funds offset by $0.6 million in return of capital. The scope of investments included tenant improvements and land development.
During the nine months ended September 30, 2025, our diversified funds had $75.7 million invested in the form of notes receivable with our various real estate investments. We had $3.3 million deployed directly into our various real estate investments in the form of notes receivable.
As of September 30, 2025, we held $4.0 million of other managed capital, which included a $3.1 million private equity investment in a local start-up business and $1.0 million of undeployed cash and pursuit costs.
FV AUM
The table below details the activities that had an impact on our FV AUM, during the nine months ended September 30, 2025 (in thousands):

FV AUM
Balances as of December 31, 2024	$794,923
Assets acquired	10,300
Construction and net market appreciation	25,800
Credit(2)	379
Other(3)	(644)
Balances as of March 31, 2025	830,758
Construction and net market depreciation	(25,313)
Assets sold	(1,487)
Credit(2)	627
Other(3)	(1,409)
Balances as of June 30, 2025	803,176
Construction and net market depreciation	(6,683)
Assets sold	(1,917)
Credit(2)	2,334
Other(3)	123
Balances as of September 30, 2025	$797,033

The table below details the activities that had an impact on our FV AUM, during the nine months ended September 30, 2024 (in thousands):

FV AUM
Balances as of December 31, 2023	$741,190
CHT contribution	29,900
Construction and net market appreciation	10,971
Assets sold(1)	(12,771)
Credit(2)	(781)
Other(3)	(1,771)
Balances as of March 31, 2024	766,738
Assets acquired(4)	14,000
Construction and net market appreciation	27,994
Assets sold or disposed(1)	(22,994)
Credit(2)	(12,835)
Other(3)	310
Balances as of June 30, 2024	773,213
Assets acquired(1)	20,590
Construction and net market appreciation	11,910
Credit(2)	(431)
Other(3)	1,679
Balances as of September 30, 2024	$806,961
The following table summarizes FV AUM of our investment fund portfolios as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Real Estate
Hospitality	$65,400	$68,500
Caliber Hospitality Trust	203,500	236,800
Residential	168,700	161,700
Commercial	279,700	249,600
Total Real Estate	717,300	716,600
Credit(2)	75,691	72,351
Other(3)	4,042	5,972
Total	$797,033	$794,923
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
(4)Assets acquired during the nine months ended September 30, 2024 include land for one commercial asset in Colorado.
Assets Under Development
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at September 30, 2025, up through sale, we estimate we could earn up to $90.5 million in performance allocations. As of September 30, 2025, we are actively developing 1,776 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.9 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding which may not be available.
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
The following table presents a reconciliation of net (loss) income attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Caliber Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to CaliberCos Inc.	$(4,371)	$146	$(14,077)	$(8,389)
Net loss attributable to noncontrolling interests	(342)	(145)	(890)	(2,188)
Net (loss) income	(4,713)	1	(14,967)	(10,577)
Provision for income taxes	—	—	—	—
Net (loss) income before income taxes	(4,713)	1	(14,967)	(10,577)
Depreciation and amortization	167	145	503	447
Consolidated funds’ impact on fee-related earnings	173	45	853	1,897
Stock-based compensation	332	738	1,362	1,722
Severance	593	25	1,098	203
Performance allocations	(2)	(175)	(25)	(357)
Other income, net	94	(425)	(323)	(1,015)
Investments impairment	102	—	2,418	—
Unrealized loss on digital assets	677	—	677	—
Bad debt expense	35	—	144	—
Interest expense, net	1,848	1,289	5,134	3,444
Fee-Related Earnings	(694)	1,643	(3,126)	(4,236)
Performance allocations	2	175	25	357
Interest expense, net	(1,848)	(1,289)	(5,134)	(3,444)
Provision for income taxes	—	—	—	—
Distributable Earnings	(2,540)	529	(8,235)	(7,323)
Interest expense	1,876	1,349	5,225	3,958
Other income, net	(94)	425	323	1,015
Provision for income taxes	—	—	—	—
Consolidated funds’ impact on Caliber Adjusted EBITDA	93	109	616	642
Platform Adjusted EBITDA	(665)	2,412	(2,071)	(1,708)
Consolidated funds' EBITDA Adjustments	201	1,836	1,522	7,177
Consolidated Adjusted EBITDA	$(464)	$4,248	$(549)	$5,469

All share and per share amounts in the Platform and Consolidated, basic and diluted earnings per share calculations below have been effected for the Reverse Stock Split, retroactively, for all periods presented.
The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable U.S. GAAP measure for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$3,514	$(28)	$3,486
Performance allocations	2	—	2
Consolidated funds – other revenues	—	148	148
Total revenues	3,516	120	3,636

Expenses
Operating costs	3,408	(157)	3,251
General and administrative	1,481	(10)	1,471
Marketing and advertising	151	—	151
Depreciation and amortization	167	(7)	160
Consolidated funds – other expenses	—	467	467
Total expenses	5,207	293	5,500

Unrealized loss on digital assets	(677)	—	(677)

Other loss, net	(230)	(94)	(324)
Interest income	28	—	28
Interest expense	(1,876)	—	(1,876)
Net loss before income taxes	(4,446)	(267)	(4,713)
Provision for income taxes	—	—	—
Net loss	(4,446)	(267)	(4,713)
Net loss attributable to noncontrolling interests	—	(342)	(342)
Net loss attributable to CaliberCos Inc.	$(4,446)	$75	$(4,371)
Basic and diluted Platform loss per share	$(1.70)		$(1.65)
Weighted average common shares outstanding:
Basic and diluted	2,615		2,615

	Nine Months Ended September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$11,159	$(731)	$10,428
Performance allocations	32	(7)	25
Consolidated funds – hospitality revenues	—	5,057	5,057
Consolidated funds – other revenues	—	460	460
Total revenues	11,191	4,779	15,970

Expenses
Operating costs	11,417	(451)	10,966
General and administrative	4,256	(31)	4,225
Marketing and advertising	463	—	463
Depreciation and amortization	503	(20)	483
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	1,391	1,391
Total expenses	16,639	5,632	22,271

Unrealized loss on digital assets	(677)	—	(677)

Other loss, net	(2,238)	(616)	(2,854)
Interest income	91	(1)	90
Interest expense	(5,225)	—	(5,225)
Net loss before income taxes	(13,497)	(1,470)	(14,967)
Provision for income taxes	—	—	—
Net loss	(13,497)	(1,470)	(14,967)
Net loss attributable to noncontrolling interests	—	(890)	(890)
Net loss attributable to CaliberCos Inc.	$(13,497)	$(580)	$(14,077)
Basic and diluted Platform loss per share	$(8.01)		$(8.31)
Weighted average common shares outstanding:
Basic and diluted	1,685		1,685

	Three Months Ended September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$7,242	$(712)	$6,530
Performance allocations	174	1	175
Consolidated funds – hospitality revenue	—	2,494	2,494
Consolidated funds – other revenue	—	2,103	2,103
Total revenues	7,416	3,886	11,302

Expenses
Operating costs	4,727	(135)	4,592
General and administrative	1,450	(9)	1,441
Marketing and advertising	175	(1)	174
Depreciation and amortization	145	4	149
Consolidated funds – hospitality expenses	—	3,097	3,097
Consolidated funds – other expenses	—	975	975
Total expenses	6,497	3,931	10,428

Other income (loss), net	526	(101)	425
Interest income	59	(8)	51
Interest expense	(1,348)	(1)	(1,349)
Net income (loss) before income taxes	156	(155)	1
Provision for income taxes	—	—	—
Net income (loss)	156	(155)	1
Net loss attributable to noncontrolling interests	—	(145)	(145)
Net income (loss) attributable to CaliberCos Inc.	$156	$(10)	$146
Basic Platform income per share	$0.14		$0.15
Diluted Platform income per share	$0.11		$0.12
Weighted average common shares outstanding:
Basic	1,107		1,107
Diluted	1,404		1,404

	Nine Months Ended September 30, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$15,976	$(3,050)	$12,926
Performance allocations	378	(21)	357
Consolidated funds – hospitality revenue	—	23,533	23,533
Consolidated funds – other revenue	—	5,616	5,616
Total revenues	16,354	26,078	42,432

Expenses
Operating costs	15,971	(582)	15,389
General and administrative	5,490	(30)	5,460
Marketing and advertising	508	(1)	507
Depreciation and amortization	447	(8)	439
Consolidated funds – hospitality expenses	—	23,191	23,191
Consolidated funds – other expenses	—	5,405	5,405
Total expenses	22,416	27,975	50,391

Other income (loss), net	1,468	(453)	1,015
Interest income	514	(189)	325
Interest expense	(3,958)	—	(3,958)
Net loss before income taxes	(8,038)	(2,539)	(10,577)
Provision for income taxes	—	—	—
Net loss	(8,038)	(2,539)	(10,577)
Net loss attributable to noncontrolling interests	—	(2,188)	(2,188)
Net loss attributable to CaliberCos Inc.	$(8,038)	$(351)	$(8,389)
Basic and diluted Platform loss per share	$(7.36)		$(7.62)
Weighted average common shares outstanding:
Basic and diluted	1,092		1,092
Liquidity and Capital Resources
At September 30, 2025, we had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At September 30, 2025, the portfolio consists of 194 unsecured notes with an aggregate principal balance of $31.5 million. As of November 13, 2025, an aggregate of $24.4 million of corporate and convertible notes mature within the 12-month period subsequent to when these financial statements were issued. The notes generally have 12-month or 36-month terms, with the 12-month note holders having the option to extend for an additional 12-month term.
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

To satisfy the maturity of these corporate notes, we intend to execute the following strategies:
i.Raise $20.0 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2025.
ii.Refinance existing 12-month term notes into its new 36-month term corporate note program. Year to date through November 13, 2025, we have successfully refinanced $4.8 million of 12-month term corporate notes into its new 36-month term corporate note program.
iii.Convert corporate notes into shares of Caliber common stock. In October 2025, the Company launched its note conversion program (the “Program”) whereby holders (the “Note Holders”) of outstanding promissory notes (the “Notes”) will convert and cancel all or part of the Note Holders’ Notes in exchange for shares of Class A common stock, par value $0.001 at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution of the respective Conversion Agreement, or the (ii) closing bid price of the Company’s Class A common stock the business day preceding the execution of the respective Conversion Agreement (the “Conversion Prices”). Through November 13, 2025 we have successfully converted $1.9 million of corporate notes into 561,747 shares of common stock. The Conversion Prices ranged from $3.14 to $3.72 per share.
iv.Raise equity in support of our LINK strategy using our approved ELOC or ATM facilities. Some of those proceeds will be used for general operating purposes. Through November 13, 2025, we have raised $34.5 million in cash through the issuance of new equity.
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior reporting periods, management plans to continue to (or in some cases has successfully implemented plans to) i) reduce operating costs, ii) collect all or part of its $9.3 million in receivables, iii) collect all or part of its $11.9 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.
During the nine months ended September 30, 2025, as part of the execution of our aforementioned plans, we raised $31.8 million in new equity in support of the Company’s LINK strategy investing $10.6 million in LINK and maintaining $10.9 million in unrestricted cash on hand. We collected $1.1 million in notes receivable, $10.3 million in accounts receivable, and $2.0 million in redemptions of investments from its managed funds. In addition, we have implemented broad-based costs reductions, most notably being further workforce reductions, which are expected to result in annualized cost savings of $3.9 million in compensation and employee benefit expenses.
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
Corporate Debt
As of September 30, 2025, we have issued and outstanding unsecured promissory notes of $31.5 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.14%, and maturity dates ranging from January 2024 to March 2028. The purpose of this financing program is to provide us with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of our funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. This outstanding debt resulted in interest expense of $0.9 million and $2.7 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2024, respectively.

Cash Flows Analysis
The section below discusses in more detail our primary sources and uses of cash and primary drivers of cash flows within the our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$(7,523)	$(199)	$(7,324)
Investing activities	(17,098)	(14,364)	(2,734)
Financing activities	33,112	1,026	32,086
Net change in cash and cash equivalents	$8,491	$(13,537)	$22,028
The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to us and to our consolidated funds (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash used in the Company's operating activities	$(8,178)	$(5,078)	$(3,100)
Net cash provided by the consolidated funds' operating activities	655	4,879	(4,224)
Net cash used in the Company's operating activities	(7,523)	(199)	(7,324)
Net cash (used in) provided by the Company's investing activities	(12,945)	6,628	(19,573)
Net cash used in the consolidated funds' investing activities	(4,153)	(20,992)	16,839
Net cash used in the Company's investing activities	(17,098)	(14,364)	(2,734)
Net cash provided by (used in) the Company's financing activities	29,487	(4,173)	33,660
Net cash provided by the consolidated funds' financing activities	3,625	5,199	(1,574)
Net cash provided by the Company's financing activities	33,112	1,026	32,086
Net change in cash and cash equivalents	$8,491	$(13,537)	$22,028
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company increased during the nine months ended September 30, 2025 as compared to the same period in 2024, which was primarily related to a decrease in asset management revenues, development and construction fees and fund management fees specifically, and an increase in related party receivables. Net cash flows provided by operating activities of the consolidated funds decreased during the nine months ended September 30, 2025, as compared to the same period in 2024, which was primarily related to the deconsolidation of VIEs.
Investing Activities
Net cash flows used in investing activities of the Company increased during the nine months ended September 30, 2025, as compared to the net cash flows provided by investing activities during the same period in 2024. The increase primarily related to the investment in digital assets during the nine months ended September 30, 2025, with no comparable investments during the same period in 2024, and a decrease in net proceeds from notes receivable - related parties. The decrease in net cash flows used in investing activities of the consolidated funds during the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily due to the deconsolidation of VIEs and a decrease in investments in real estate assets.
Financing Activities
Net cash flows provided by financing activities of the Company increased during the nine months ended September 30, 2025 as compared to the net cash flows used in financing activities of the Company for the same period in 2024. The increase was primarily due to an increase in the net proceeds from the issuance of preferred stock, common stock and redeemable common stock, and a decrease of $2.4 million of net repayments on notes payable. The decrease in net cash flows provided by financing activities of the consolidated funds during the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily due to a decrease in contributions from noncontrolling interest holders of $14.7 million, offset by an increase of $5.5 million of net proceeds on notes payable and a decrease in distributions to noncontrolling interest holders of $4.8 million .
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
Accounting Policies and Estimates of the Company
We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements.
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
Digital Assets

We account for our digital assets in accordance with ASU 2023-08, Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires in-scope crypto assets (including the Company's bitcoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 9, 2025, upon the completion of its initial purchase of Chainlink (“LINK”) tokens as part of the inauguration of its digital asset treasury (“DAT”) strategy.

The Company initially records its LINK purchases at cost, with any subsequent changes in fair value recognized as incurred in the company's condensed consolidated statements of operations. The fair value of the Company’s LINK is adjusted and disclosed within the company's condensed consolidated balance sheets at the end of each reporting period. The Company determines the fair value of its LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for LINK (Level 1 inputs). In the event of a sale the Company will calculate the gain (loss) to be recognized as the difference between the sales price, net of transaction costs, and carrying value of the LINK tokens sold immediately prior to sale. The Company uses the first-in, first-out cost basis method when calculating the gain (loss) on sale.

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
Consolidated funds – other revenue
Consolidated funds - other revenue primarily consists of rental revenue of $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2024, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential (multi-family and single-family) and commercial properties of our consolidated funds.
In addition, consolidated funds – other revenue includes interest income, which is generated by a consolidated fund’s lending activity. There was no interest income for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, there was $1.7 million and $4.3 million, respectively, of interest income. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from volatility in the digital asset market relating to LINK tokens and interest rate risk relating to variable-rate borrowings.
Digital Asset Risk

Historically, digital asset markets have experienced significant price volatility, limited liquidity and trading volumes relative to sovereign currency markets, a developing regulatory environment, and risks related to market abuse, manipulation, and compliance or internal control failures at exchanges. These risks are heightened by the electronic and decentralized nature of digital assets. During periods of market instability, we may be unable to sell our LINK tokens at favorable prices, or at all.

In addition, LINK tokens held with custodians or transacted through trading partners are not subject to the protections available for cash or securities held with institutions regulated by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. We may also be unable to obtain term loans or complete other capital-raising transactions using our unencumbered LINK holdings as collateral, particularly during periods of market stress or following significant declines in the price of LINK. If we are unable to transact in LINK, raise capital using LINK as collateral, or otherwise generate liquidity from our LINK holdings—and especially if we are required to sell LINK at a substantial loss to meet working capital requirements—our business and financial condition could be materially and adversely affected.

Interest Rate Risk
In addition to our LINK digital asset treasury strategy, to meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, treasury locks, options and forwards in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2025, our debt included fixed-rate debt with a fair value and carrying value of $55.5 million and $60.6 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. As of September 30, 2025, we did not have any variable-rate debt.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
You should carefully consider the risk factors previously disclosed in the Risk Factors section in our annual report on Form 10-K filed with the SEC on March 31, 2025 and in our quarterly report on Form 10-Q filed with the SEC on May 15, 2025. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On September 11, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P. (the “Investor”) as the purchaser, pursuant to which the Company issued the Investor 15,868 shares of Series B Preferred Stock at a per share price of $1,000 for gross proceeds to the Company of $15.9 million. At any time and from time to time, a holder of the shares of Series B Preferred Stock may, at its option, convert the holder’s shares of Series B Preferred Stock at a rate equal to the stated value divided by $250. The securities described in the foregoing sentence have not been registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration Securities Act afforded by Section 4(a)(2) thereof.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Trading Plans
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule "10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

3.6	Certificate of Adoption of Bylaw Amendment (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on June 20, 2025)
3.7
Certificate of Designation, Preferences and Rights relating to the Series B Convertible Preferred Stock, dated September 11, 2025 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 17, 2025)

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

10.1	Employment Agreement between CaliberCos. and Gregory Randolph James (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K/A filed with the SEC on July 15, 2025)
10.2	Advisory Agreement (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 10, 2025)
10.3	Securities Purchase Agreement, dated September 11, 2025 (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 17, 2025)
10.4	Form of Conversion Agreement (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on November 3, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on November 13, 2025.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	November 13, 2025
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	November 13, 2025
Jade Leung

/s/ Jennifer Schrader	President and Vice-Chairperson	November 13, 2025
Jennifer Schrader