Form 10-K
period 2025-12-31
CaliberCos Inc.
filed 2026-03-26
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Class A Common Stock on The Nasdaq Capital Market on June 30, 2025, was approximately $2.4 million.

There were 7,053,062 shares of common stock, comprised of 6,682,240 shares of Class A Common Stock and 370,822 shares of Class B Common Stock of CaliberCos Inc. as of March 23, 2026.

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

PART I
Item 1. Business
General
Over the past 16 years, we have grown into a leading diversified alternative asset management firm, with more than $2.6 billion in Managed Assets, comprised of $0.8 billion of assets under management (“AUM”) and $1.9 billion of assets under development (“AUD”).

We are an alternative asset manager investing across real and digital assets. We sponsor and manage private real estate investment funds and maintain a digital asset treasury strategy focused on blockchain infrastructure assets. Our primary goal is to drive shareholder value by enhancing the wealth of accredited investor clients seeking to make investments in real and digital assets.

In 2025, we formally adopted a Board-approved digital asset treasury policy (the “Treasury Reserve Policy”) under which we accumulate and manage digital infrastructure assets, starting with Chainlink tokens (“LINK”). The digital asset treasury strategy is designed to complement our core real estate investment platform by providing exposure to blockchain-based financial infrastructure and generating yield through staking activities. Digital asset treasury income may consist of staking rewards and other income derived from treasury digital asset holdings. While our real estate platform remains our core business, we believe exposure to digital infrastructure assets positions us for the long-term evolution of tokenized real-world asset markets.

For multi-family residential and multi-tenant industrial assets, we are regionally focused on growth-oriented markets, namely Arizona, Colorado and Texas. For our hospitality platform, we invest throughout the United States with a specific focus on markets that have experienced population and job growth in recent years.

Our competitive advantage is driven by several elements of our platform:

•The combination of an institutional-grade investment management platform with boutique, middle-market fund sizes and real estate projects.
•Our in-house shared services group, which offers greater operational control and visibility into investment opportunities.
•Our in-house fundraising infrastructure, allowing us to serve a broad range of investors and institutions.

We define middle-market in two ways. First, by the size of investments. We typically pursue projects between $5.0 million and $50.0 million per asset. Second, by the size of the investment funds. We typically offer approximately $200.0 million for a multi-asset discretionary fund and $5.0 million to $20.0 million for a single asset syndication. In addition, we are building the Caliber Hospitality Trust (“CHT”), a middle-market hotel investment company utilizing the UPREIT strategy, with expectations that CHT may seek a public listing if its assets under management exceed $1.0 billion.

As an alternative asset manager, we offer a full suite of support services and employ a vertically integrated approach to investment management. Our asset management activities are complemented by transaction and advisory services, including development and construction management, acquisition and disposition services, brokerage activities, and fund formation services.

On May 2, 2025, the Company effected a one-for-twenty (1-for-20) reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the authorized number of shares or the par value of the Common Stock nor modify any voting rights of the Common Stock.

Asset Management Revenues

We earn the following fees from providing these services under our asset management platform (the “Platform”):

•Organizational and offering fees include fund set-up fees earned during the initial formation, administration, and set-up of fund products we distribute and manage. These fees are recognized at a point in time when performance obligations are satisfied.

•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for certain costs incurred on behalf of the fund. These customer contracts require us to provide management services, that represent performance obligations satisfied over time. With respect to CHT, we earn a fund management fee of 0.7% of CHT’s enterprise value and are reimbursed for certain costs incurred on its behalf.

•Financing fees are earned for securing third-party financing on behalf of our private equity real estate funds and are recognized at a point in time upon loan closing. We may also earn fees for guaranteeing certain loans, which are recognized over time.
•Real estate development revenues are generally based on two fee-based contracts, not to exceed an aggregate of 6%. The first, a real estate development contract that provides for up to 4.0% of the total expected costs of the development and is paid for services performed by Caliber Development, LLC as the principal developer of our projects. These services may include obtaining new entitlements or zoning changes and managing and supervising third-party developers. The second, a construction management contract that provides for up to 4.0% of the total expected costs of the construction project for services provided managing general contractors with respect to the construction of the properties owned by the funds. Prior to the commencement of construction, development fee revenue is recognized at a point in time as the related performance obligations are satisfied and the customer obtains control of the promised service, including negotiation, due diligence, entitlements, planning, and design activities. During the construction period, construction management fee revenue is recognized over time as the performance obligations are satisfied.
•Brokerage fees are earned at fixed rates for services related to acquisitions, dispositions, leasing and financing transactions and are recognized at a point in time when services are completed.
Performance Allocations
Performance allocations represent our contractual share of investment returns generated within the investment funds we manage. We typically receive 15.0% to 35.0% of cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Preferred returns across our funds generally range from 6.0% to 12.0%.

Performance allocations are recognized in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) when it is determined that they are no longer probable of significant reversal, which generally occurs upon close of asset sales or refinancings. Many alternative asset managers qualify for investment company accounting which renders comparability to our financial performance difficult. Annually, we re-evaluate our conclusions regarding the application of investment company accounting. Under investment company accounting, among other adjustments, we would recognize the portion of any performance allocations earned in the year as unrealized gains and losses. Given the vertical nature of our business and the significant activities we generate revenue on, we do not qualify for investment company accounting. However, if we were to qualify, we would have recognized approximately $16.3 million in unrealized gains in the current year.

Performance allocations are inherently variable and depend on asset-level performance and realization events. There can be no assurance that projected performance allocations will be realized.
Managed Assets

We have $2.6 billion in Managed Assets, comprised of AUM and AUD. AUD includes development, redevelopment, construction, and entitlement projects that are underway or in planning stages. This category includes projects to be built on undeveloped land, including projects under contract for purchase by our funds.

As of December 31, 2025, we are actively developing 1,796 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial space, and 3.5 million square feet of office and retail space. If these projects are completed, total capitalized costs are currently estimated to be $1.9 billion, and are expected to be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and secured debt financing.

Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at December 31, 2025, up through sale, we estimate the Company could earn $104.2 million in performance allocations.
We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. The development of these assets requires significant additional financing and are subject to market conditions, entitlement risks, construction risks and access to capital. Similarly, total costs to complete a project could change or the future selling price could be different than projected, thus there is no assurance that performance allocations will be realized.

Digital Asset Treasury Strategy

Overview

Our digital asset treasury strategy is governed by formal policies adopted by our Board of Directors. The strategy is intended to:

•Provide exposure to blockchain infrastructure assets
•Generate staking yield
•Align our treasury strategy with technological infrastructure supporting tokenized asset markets
•Complement our real asset investment platform
We are evaluating potential applications of blockchain technology within our real estate investment platform, including initiatives designed to improve operational efficiency, investor servicing, and accessibility. These efforts may include the tokenization of real-world assets, such as real estate projects and fund interests, to facilitate fractional ownership, enhance liquidity, and streamline investor reporting and fund administration. We also believe that tokenized offerings may represent an additional capital formation channel, enabling us to reach a broader base of global investors through compliant, blockchain-enabled investment structures.

Digital assets are subject to significant market volatility, regulatory uncertainty, technological risk and custodial considerations. We maintain internal controls and governance procedures designed to manage these risks; however, there can be no assurance that digital asset holdings will not experience material fluctuations in value.

Digital Asset Treasury Holdings

Our digital asset treasury is currently comprised of only LINK. We currently do not have a specific target for the amount or type of digital asset holdings we intend to acquire and hold.

As further discussed below, our digital asset treasury holds LINK solely on the Ethereum blockchain.

Chainlink and LINK Overview

Chainlink enables smart contracts to interact with external data, offchain computation, and systems across blockchains through decentralized oracle infrastructure. Chainlink services are powered by Decentralized Oracle Networks (“DONs”), which consist of multiple independent node operators that aggregate data, computations, and reports before delivering results onchain. Different DONs can perform different predefined tasks, including providing attestations regarding offchain data or real-world events.

LINK is the native token of the Chainlink network. It is used to pay for Chainlink services, including oracle and related network services, and it is also used in Chainlink Staking to support security and enable eligible participants to earn rewards. LINK is an ERC-677 compatible token originally deployed on Ethereum. LINK may also be transferred across supported chains using the Chainlink Cross-Chain Interoperability Protocol (“CCIP”) and CCIP-powered applications.

Chainlink Staking Activities and Revenues

We intend to generate staking and other revenue from participating in the Chainlink ecosystem through being Community Stakers (as discussed below). We intend to allocate a significant portion of our LINK holdings to be staked through certain limited node operators. Management estimates it may earn a net yield of approximately 3% to 9% annualized, based upon internal estimates of the potential to stake our LINK treasury.

Chainlink Staking is a security mechanism designed to enhance the security and reliability of Chainlink’s oracle services. In Chainlink Staking, node operators (“Node Operator Stakers”) and community members (“Community Stakers”) stake (i.e., lock up) LINK in exchange for receiving staking rewards.

Staking reward rates vary because a fixed amount of rewards are made available to the staking protocol (currently v0.2) per unit of time, regardless of how much aggregate LINK is staked in the protocol.

Community Stakers earn base rewards for securing the network by staking LINK, and they can earn additional rewards through additional activities, including by providing timely and valid alerts about DON performance. Automatically, Community Stakers have their stake delegated to Node Operator Stakers (without the operators taking control of such staked LINK), and 4% of Community Staker rewards are directed to the operators as a Delegation Reward in exchange for performing oracle computation on behalf of Community Stakers.

Node Operator Stakers also earn base rewards for securing the network and performing oracle computation, with their rewards supplemented by the Delegation Rewards as discussed above, which are made available to Node Operator Stakers proportionally based on the amount each operator stakes.

Attributed Rewards are earned by stakers during their participation in staking, which are composed of “Claimable Rewards” and “Locked Rewards”. Claimable Rewards can be claimed by stakers at any time without penalty. Locked Rewards turn into Claimable Rewards over a period of time known as the ramp-up period. The ramp-up period is a 90-day period, tracked individually for each staker, that starts at 0% when a staker first stakes and linearly increases to 100% of the possible reward rate. The percentage of claimable Attributed Rewards is proportional to the amount of time spent in the ramp-up period. When unstaking LINK before the full ramp-up period has been completed, any Locked Rewards turn into “Forfeited Rewards”, which are forfeited and become available for all stakers in the same category.

Chainlink Staking v0.2 offers increased security by supporting the ability to slash (forfeit) a portion of staked LINK by Node Operator Stakers who help power oracle services secured by staking. Community Stakers, and Node Operator Stakers only serving oracle services not secured by staking, will not be at risk of slashing.

We use Coinbase Prime, the institutional product of Coinbase Custody Trust Company, LLC (“Coinbase Custody”), to trade, custody, stake and manage our digital assets. Of our LINK, Coinbase Prime holds approximately 100% in hot wallets. Coinbase Custody is chartered as a limited purpose trust company by the New York State Department of Financial Services. 100% of our LINK holdings are custodied by Coinbase Custody, and none of our LINK were staked as of December 31, 2025.

Current and Expected Digital Asset Treasury Holdings

At December 31, 2025, the Company held 562,535 LINK with a cost basis of $12.6 million and a fair value of $6.8 million. All LINK were acquired during the year ended December 31, 2025, and the Company has not sold any of its LINK holdings as of that date.
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
Our investment professionals are responsible for the full life cycle of an investment, from evaluation, through execution, to exit. Investment professionals generally submit investment opportunities for review and approval by our investment committee. The investment committee is comprised of members of our executive and senior leadership teams. When evaluating investment opportunities, the investment committee may consider, without limitation and depending on the nature of the investment and its strategy, the quality of the asset in which the fund proposes to invest, likely exit strategies, factors that could reduce the value of the asset at exit, and a range of economic and interest rate environments, macroeconomic trends in the relevant geographic region or industry and the quality of the asset’s business operations. Our investment committee also incorporates, to the extent appropriate, environmental, social and governance factors into the investment decision-making process.
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
As of December 31, 2025, we have $20.1 million invested alongside our fund investors in the form of equity positions, short-term loans, and receivables. This represents 3.9% of our Managed Capital of $517.2 million.
Investors in many of our funds also receive the opportunity to make additional “co-investments” with the investment funds. Our employees and we also have the opportunity to make investments, in or alongside our funds and other vehicles we manage, in some instances without being subject to management fees, carried interest or incentive fees. In certain cases, limited partner investors may pay additional management fees or carried interest in connection with such co-investments.
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

Strategy and Competitive Strengths
We manage and administer investment vehicles that allow investors to diversify their holdings into asset classes that would not be readily accessible to them otherwise. We typically distribute cash to fund investors where there is either: (i) sufficient distributable cash derived from the income of our investments (rents, etc.) or (ii) a capital event, such as a sale of an asset or a cash-out refinance. Our approach is to offer investors, and their wealth managers, products managed by a team aligned with their success. We believe our competitive strengths include:
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
•Expansion into additional distribution channels. We intend to expand our recent, early success in accessing institutional channels by further expanding our fundraising activities directed to registered investment advisers (“RIA”), broker-dealers, family offices, and boutique institutions.
•New funds and platforms. We intend to grow our AUM by expanding the number of available funds and platforms. We will look for complementary products and vehicles that utilize our existing vertically integrated infrastructure to allow us to continue to capture attractive risk-adjusted returns. These areas of investment could include private debt, venture capital and private equity. We expect these new funds and platforms will attract new investors, in addition to leveraging our existing investor base.
•UPREIT Strategies. We intend to utilize the UPREIT structure, starting with CHT, to grow our AUM through tax-efficient asset acquisitions which can be completed primarily in shares in the UPREIT we manage instead of traditional cash debt and equity. We expect to leverage our operating infrastructure as an external advisor to the UPREIT entity(s) we manage to avoid duplicating costs of running additional public companies.

•Accretive acquisitions. We plan to evaluate potential accretive acquisition opportunities to further grow our business. These acquisitions could include opportunities to expand our distribution capabilities, product offerings or geographic reach.
Human Capital Management
We are committed to operating according to our core principles:

•Authenticity & Transparency
•Vision & Agility
•Compassion & Service

Our employees are integral to our culture and our primary real estate objective, to produce and manage real estate investments that our insiders own and invest in. Our employees adhere to our core principles leading to our continued success as an organization. Our professionals have decades of institutional experience in commercial, real estate, capital markets, alternative investments, and mergers and acquisitions. We give our employees the opportunities to develop their skills and encourage them to collaborate to achieve success.
As of December 31, 2025, we had 50 employees. None of our employees are currently covered by a collective bargaining agreement.
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
We believe we offer a differentiated platform for employees to join our business as one of the only boutique, publicly listed real estate asset manages in the United States.
Compensation and Benefits
Our compensation strategy is designed to attract qualified talent, retain team members, and stay competitive within the talent market. We continually evaluate our compensation structure to ensure it aligns with the market and continues to be an attractive component of joining our team. Compensation includes incentives for individual performance as well as overall success in meeting our goals. We believe these additional incentives encourage team members to perform at a high level.
We provide our team members with competitive health and retirement offerings, as well as a variety of quality-of-life benefits, including flexible time-off, an employee assistance program at no cost to the employee, a match for retirement plan contribution, tuition reimbursement, and overall support for well-being and family planning resources.
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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk and investors should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating us and our business. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected. In this case, the trading price of our Class A common stock would likely decline, and investors might lose part or all their investment in our Class A common stock.
Summary of Risk Factors

The following summarizes the principal risks that could materially affect our business, financial condition, results of operations, and stock price. This summary highlights key risks but does not address all potential risks. Further, this summary should be read together with the text of the risk factors and set forth immediately after the summary, and both the summary and text of the risk factors should be read together with the other information set forth in this report, including our consolidated financial statements and the related notes.

•Our business depends in large part on our ability to raise capital for our funds from investors. If we were unable to raise such capital, we may be unable to grow our asset management revenues. The inability to deploy such capital into investments, may materially reduce our revenues and cash flows and adversely affect our financial condition.
•Changes in prevailing interest rates may reduce our profitability, and we may not be able to adequately anticipate and respond to changes in market interest rates.
•Inflation can have an adverse impact on our business and on our customers.
•Changes in trade policies and tariffs imposed by the United States government and the governments of other nations may have a material adverse effect on our business and results of operations.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
•A decline in the pace of growth or size of investment made by our funds may adversely affect our revenues.
•Our revenue, earnings, net income, and cash flows can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.
•We could lose part or all of our investments, which could have a material adverse effect on our financial condition and results of operations.
•We have an amount of total liabilities which may be considered significant for a company of our size which could adversely affect our financial condition and our ability to react to changes in our business.
•We may not be able to generate sufficient cash to service all of our debt or refinance our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.
•The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A common stock.

•We may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result of investment decisions on behalf of investors in our funds.
•Actions of any joint venture partners that we may have could reduce the returns on joint venture investments.
•Our reliance on third parties to operate and to develop certain of our properties may harm our business.
•Changes in relevant tax laws, regulations, treaties, or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.
•Conflicts of interest exist between us and related parties.
•Risk management activities may adversely affect the return on our funds’ investments.
•Our real estate funds are subject to the risks inherent in the ownership, development, and operation of real estate.
•Investments by our investment funds may rank junior to investments made by others.
•Rapid growth of our businesses may be difficult to sustain and may place significant demands on our administrative, operational, and financial resources.
•We depend on our founders, senior professionals, and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
•We may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
•We may not be successful in competing with companies in the asset management industry and alternative investment industries, some of which may have substantially greater resources than we do.
•If we are unable to maintain and protect our intellectual property, or if third parties assert that we infringe their intellectual property rights, our business could suffer.
•Security risks and attacks are common, increasing globally, and may result in significant liabilities.
•Our failure to sufficiently secure our business and services may result in unauthorized access to investor data, a negative impact on our investor attraction and retention, and significant liabilities.
•We depend on various cloud service providers operated by third parties, and any service outages, delays, or disruptions in these operations could harm our business and operating results.
•If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may decline.
•The consolidation of investment funds or operating businesses of our portfolio companies could make it more difficult to understand our operating performance and could create operational risks for us.
•Our Bylaws have an exclusive forum for adjudication of disputes provision which limits the forum to the Delaware Court of Chancery for certain stockholder litigation matters actions against us, which may limit an investor’s ability to seek what they regard as a favorable judicial forum for disputes with us or its directors, officers, employees, or stockholders.
•If we were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as conducted and could have a material adverse effect on our businesses.
•Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Changes in tax law and other legislative or regulatory changes could adversely affect us.
•The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, which will limit your ability to influence the outcome of important transactions.
•We may not be able to maintain a listing of our Class A common stock on Nasdaq.
•Our share price has in the past and may in the future fluctuate substantially.
•Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
•If we fail to implement and maintain an effective system of internal control, we may be unable to accurately report our operating results, meet our reporting obligations, or prevent fraud.
•We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
•We are a “controlled company” within the meaning of the listing rules of Nasdaq and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
•If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

•We have never paid dividends on our common stock, and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will likely depend on whether the price of our common stock increases.
•Our charter documents and Delaware law and the voting control exercised by our founders could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
•Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•Our financial results and the market price of our common stock may be affected by the price of LINK.
•Our LINK holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
•Our Treasury Reserve Policy is new and has not been tested over time.
•If we were deemed to be an “investment company” under the Investment Company Act, the applicable restrictions could make it impractical for us to continue our businesses as conducted and could have a material adverse effect on our businesses.
•We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.
•We may be subject to additional tax liability if regulation or policy changes adversely affect the tax treatment of rewards from staking LINK.
•We may face operational, technological, and security risks related to the acquisition and custody of our LINK holdings, including the loss of private keys required to access our LINK holdings and smart contract related losses and vulnerabilities.
•We may suffer losses due to our staking activities.
•The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.
•The change in use of proceeds from our ELOC facility to include digital asset acquisitions may increase risk and reduce liquidity.
•Our Treasury Reserve Policy exposes us to risk of non-performance by counterparties.
•Our digital asset treasury strategy could create complications with third party service providers, such as insurance companies, banking entities and auditors, which could have a materially adverse impact on our business.
•Technological obsolescence and competition could adversely affect the value of LINK.
•The emergence or growth of other digital assets or other technologies, including those with significant private or public sector backing, could have a negative impact on the price of LINK and, consequently, adversely affect the market price of our Class A common stock.
•The due diligence procedures conducted by us and our liquidity providers to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.
•The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.
•Intellectual property disputes related to the open-source structure of digital asset networks expose us to risks related to software development, security vulnerabilities and potential disruptions to digital asset technology could threaten our ability to operate.

Risks Related to Our Business
Our business depends in large part on our ability to raise capital for our funds from investors. If we were unable to raise such capital, we may be unable to grow our asset management revenues. The inability to deploy such capital into investments, may materially reduce our revenues and cash flows and adversely affect our financial condition.
We depend on the capital markets to grow our AUM and we depend on third-party equity and debt financings to acquire properties for our funds. We intend to continue to raise a significant amount of equity and debt to acquire various alternative investments for our funds in the ordinary course of our business. Our debt financing depends on a combination of seller financing, the assumption of existing loans, government agencies, and financial institutions. We depend on equity financing from equity partners, which may include public or private companies, pension funds, family offices, financial institutions, endowments, high net worth individuals, and money managers. Our access to capital funding for our funds is uncertain. Our inability to raise additional capital for our funds on terms reasonably acceptable to us could jeopardize the future growth of our business.
Our ability to raise capital from investors in our funds depends on several factors, including many that are outside our control. Investors may downsize their investment allocations to alternative asset managers, including private funds and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our funds could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’

performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds’ performance. The financial markets are affected by many factors, such as U.S. and foreign economic conditions and general trends in business and finance that are beyond our control, which could be adversely affected by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, changes in regulation, war, terrorism, natural disasters and other factors that are difficult to predict. The markets continue to be affected by inflation in the United States, global health pandemics, the imposition of sanctions and the escalation of hostilities between Russia and Ukraine, the Israel-Hamas conflict and the United States, Israel and Iran. In the event that the U.S. or international financial markets suffer a severe or prolonged downturn or increased volatility, our funds’ investments may lose value and investors may choose to withdraw assets from our funds and use the assets to pay expenses or transfer them to investments that they perceive to be more secure, such as bank deposits and Treasury securities. If economic and market conditions deteriorate, we may be unable to raise sufficient capital to support the investment activities of future funds. If we are unable to successfully raise capital, our revenues and cash flows would be reduced, and our financial condition would be adversely affected.
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
Interest rates remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2020 and 2021. The Federal Reserve raised interest rates by an aggregate of 525 basis points from January 1, 2022 through September 18, 2024. During the remainder of the of 2024 and 2025, the Federal Reserve decreased the federal funds rate by 169 basis points, resulting in a target rate range of 3.50% to 3.75% at December 31, 2025. Additionally, the current geopolitical environment in Europe provides yet another layer of uncertainty around the actions that the Federal Reserve might take. Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Rising interest rates create downward pressure on the price of real estate, increase the cost and reduce the availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but has since decreased to 2.7% as of the end of December 2025. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets. Furthermore, third parties we do business with, such as developers and contractors, are also affected by inflation and the rising costs of goods and services used in their businesses. A significant and continued increase in interest rates and inflation would be expected to have a negative impact on their ability to do business with us, which would affect our profitability.
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
We have incurred operating losses and negative operating cash flows for the year ended December 31, 2025, and may incur operating losses and negative cash flows in future periods. In response to these conditions, and the absence of sufficient cash to satisfy the debt obligations referenced below under the risk factor “We have an amount of total liabilities which may be considered significant for a company of our size which could adversely affect our financial condition and our ability to react to changes in our business”, management plans to i) negotiate extensions of such loans or refinance such debt, ii) obtain new financing, iii) reduce operating costs, iv) collect receivables and return investments from our Consolidated Funds, and/or v) increase capital raise through continued expansion of fundraising channels.
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
We had individual corporate notes aggregating $29.6 million at December 31, 2025, for which the maturity dates of the majority of these notes are within the 12-month period subsequent to when the financial statements for the year ended December 31, 2025 were issued. We currently do not have sufficient cash on hand to satisfy such obligations.
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
Conflicts of interest exist between us and related parties.
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates and divisions and our officers, directors and owners, on the one hand, and our funds and its investors, on the other hand. We earn fees from our funds, including our carried interest which value is a direct result from the performance of our funds. There may be instances where the interests of our funds and the investors in such funds diverge from those of us which could result in conflicts of interest. In resolving these conflicts, our board of directors and executive officers have a fiduciary duty to our stockholders. In addition, as we operate as a fund manager through a wholly owned subsidiary, we have a fiduciary duty to investors in the funds we manage. Unless the resolution of a conflict is specifically provided for in the operating agreements of such funds, our board of directors may consider a wide range of factors they determine to be in good faith when resolving a conflict. An independent third party is not required to evaluate the resolution. As a result of the foregoing, there may be instances where any such conflicts are resolved in a manner which favors the interests of our funds and their investors over our stockholders.

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
Further, our ability to monitor the data security of our vendors is limited, and bad actors may successfully circumvent our vendors’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and/or our investor’s data. Any actual or perceived failure by us or our vendors to prevent or defend against cybersecurity risks, actual or perceived vulnerabilities or unauthorized access to corporate data or systems may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.
Our failure to sufficiently secure our business and services may result in unauthorized access to investor data, a negative impact on our investor attraction and retention, and significant liabilities.
Our business systems and services involve the storage, transmission, and processing of our and our investors’ sensitive and proprietary information. Our failure to sufficiently secure our business and services may result in unauthorized access to investor data, a negative impact on our investor attraction and retention, and significant liabilities. Even if our security measures are appropriately engineered and implemented to secure our business and services against external risks, we may be subject to inadvertent disclosures because of inappropriate employee actions or system misconfigurations. Unauthorized use of or access to investor data could result in the loss and/or compromise of our or our investors’ sensitive information, which could lead to litigation, regulatory investigations and claims, indemnity obligations, reputational harm, and other liabilities.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we have and, in the future, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2024. We will continue the process of designing, implementing, and testing our internal control over financial reporting required to comply with this obligation, which is time consuming, costly, and complicated. In addition, our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an “emerging growth company,” which may be up to five full years following the date of our initial public offering. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Risks Related to Our Organizational Structure
The consolidation of investment funds or operating businesses of our portfolio companies could make it more difficult to understand our operating performance and could create operational risks for us.
Under applicable U.S. GAAP, we may be required to consolidate certain of our funds, limited liability companies, partnerships or operating businesses if we determine that these entities are variable interest entities (“VIEs”) and where we determine that we are the primary beneficiary of the VIE. The consolidation of such entities could make it difficult for an investor to differentiate our assets, liabilities, and results of operations apart from the assets, liabilities, and results of operations of the consolidated VIEs. The assets of the consolidated VIEs are not available to meet our liquidity requirements. As of December 31, 2025 and 2024, total assets of our consolidated VIEs reflected in our consolidated balance sheets were $70.2 million and $53.3 million, respectively, and as of December 31, 2025 and 2024, total liabilities of our consolidated VIEs reflected in our consolidated balance sheets were $49.4 million and $33.1 million, respectively.
Our Bylaws have an exclusive forum for adjudication of disputes provision which limits the forum to the Delaware Court of Chancery for certain stockholder litigation matters actions against us, which may limit an investor’s ability to seek what they regard as a favorable judicial forum for disputes with us or its directors, officers, employees, or stockholders.
Section 7.06(a) of Article VII of our Bylaws dictates that, unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery (or, if the Delaware Court of Chancery does not have jurisdiction, the federal district court for the State of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for certain actions including derivative action or proceeding brought on behalf of us; an action asserting a breach of fiduciary duty owed by an officer, director, employee or to the stockholders of us; any claim arising under Delaware corporate law, our amended and restated certificate of incorporation or our amended and restated bylaws; and any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of us shall be deemed to have notice of and consented to the provisions of Section 7.06 of Article VII of our Bylaws.
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
Furthermore, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), or the rules and regulations promulgated thereunder. We note, however, that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
A Delaware corporation is allowed to mandate in its corporate governance documents a chosen forum for the resolution of state law-based stockholder class actions, derivative suits and other intra-corporate disputes. With respect to such state law claims, our management believes limiting state law-based claims to Delaware will provide the most appropriate outcomes as the risk of another forum misapplying Delaware law is avoided, Delaware courts have a well-developed body of case law and limiting the forum will preclude costly and duplicative litigation and avoids the risk of inconsistent outcomes. Additionally, Delaware Chancery Courts can typically resolve disputes on an accelerated schedule when compared to other forums.
The choice of forum provisions contained in our Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, the enforceability of similar choice of forum provisions in other issuers’ bylaws and certificates of incorporation has been challenged in legal proceedings, and it is possible that in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in such action. As a result, we could incur additional costs associated with resolving such actions in other jurisdictions, which could harm our business, operating results and financial condition.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. John C. Loeffler, II, our Chief Executive Officer, and Jennifer Schrader, our President and Chief Operating Officer, own all of our outstanding shares of Class B common stock. Together Mr. Loeffler and Ms. Schrader currently exercise approximately 36.1% voting control over the Company as of December 31, 2025. As a result, if they act together, these stockholders will be able to exercise significant influence over all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as (i) making changes to our articles of incorporation whether to issue additional common stock and preferred stock, (ii) employment decisions, including compensation arrangements; and (iii) whether to enter into material transactions with related parties. This control may adversely affect the market price of our Class A common stock.
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
On May 14, 2024, we received a notice from Nasdaq notifying us that, because the closing bid price for our Class A common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules. Nasdaq’s notice had no immediate effect on the listing of our Class A common stock on the Nasdaq Capital Market. We were provided an initial compliance period of 180 calendar days, or until November 11, 2024, to regain compliance with the minimum bid price requirement. We did not regain compliance with the minimum bid price requirement by November 11, 2024; however, on November 12, 2024, we received written notification from Nasdaq granting our request for a 180-day extension to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the closing bid price of our Class A common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 12, 2025. On May 16, 2025, we received written notice from Nasdaq that from May 2, 2025 to May 15, 2025, the closing price of our Class A common stock had been $1.00 per share or greater, and accordingly, we had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was closed.
On August 27, 2025, we received a notice from Nasdaq notifying us that due to our stockholders’ deficit as reported on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, we no longer comply with the minimum requirement of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market under Rule 5550(b)(1). Nasdaq’s notice had no immediate effect on the listing of our Class A common stock on the Nasdaq Capital Market. In accordance with Nasdaq’s listing rules, we had 45 days to provide a plan to Nasdaq to regain compliance and if the plan was accepted by Nasdaq, we may be granted an extension of 180-days from receipt of the deficiency letter to evidence compliance. On November 17, 2025, we received notification from Nasdaq that we had regained compliance with the minimum stockholder’s equity requirement for continued listing on the Nasdaq Capital Market under Rule 5550(b)(1) and that the matter was closed.
Our share price has in the past and may in the future fluctuate substantially.
The market price of our Class A common stock has in the past and could in the future be extremely volatile. From the date of our initial public offering in May 2023 to December 31, 2025, the high and low prices of our common stock as quoted on the Nasdaq Capital Market was $13.00 and $1.24, respectively. The future market price of our common stock may be significantly affected by many risk factors listed in this section, and others beyond our control, including:
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

In addition, the market price for our Class A common stock may be influenced by many factors related to the Chainlink protocol and our use of LINK as a treasury asset, including: our LINK treasury strategy; developments in the Chainlink ecosystem; regulatory or legal developments in the United States and other countries related to digital assets and blockchain; variations in our financial results or those of companies that are perceived to be similar to us that also have a digital asset treasury strategy; and general economic, industry and market conditions in the cryptocurrency industry.
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
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.
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
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover us may change their recommendations regarding us, and our stock price could decline.
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
Our third amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
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

Risks Related to Our Business and LINK Strategy

Our financial results and the market price of our common stock may be affected by the prices of LINK.

As part of our capital allocation strategy, we plan to continue to invest in LINK. The price of LINK has historically been subject to dramatic price fluctuations and is highly volatile. Any decrease in the fair value of LINK below our carrying value could require us to incur a loss due to the decrease in fair market value, and such a charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our Class A common stock. In addition, if investors view the value of our Class A common stock as dependent upon or linked to the value or change in the value of our LINK holdings, the price of LINK may significantly influence the market price of our Class A common stock.

Our LINK holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in their entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our LINK at favorable prices or at all. Further, we hold LINK with centralized custodians and transact with trade execution partners. These entities do not have the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation. If a custodian were to become insolvent, it is possible that we face delays or difficulties obtaining our LINK, or may not be able to obtain all of the LINK that we had deposited with the custodian. We may also be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered LINK or otherwise generate funds using our LINK, especially during times of market instability or when the price of LINK has declined significantly.

Our Treasury Reserve Policy is new and has not been tested over time.

There can be no assurance that the Treasury Reserve Policy will achieve its intended objectives or that our digital asset acquisition strategy will be successful. If the price of LINK were to decrease or our digital asset acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our Class A common stock could be materially adversely impacted. Some investors and other market participants may disagree with our digital asset acquisition strategy or actions we undertake to implement it.

If we were deemed to be an “investment company” under Investment Company Act of 1940, as amended (the “Investment Company Act”), the applicable restrictions could make it impractical for us to continue our businesses as conducted and could have a material adverse effect on our businesses.

An entity will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. With respect to our existing core operating business, our exemptions from the registration requirements of an investment company under the Investment Company Act are threefold:

•Our parent company does not meet the asset test component of the definition of “investment company” under the Investment Company Act as summarized above;

•Our investment subsidiaries qualify under the exemption afforded by Section 3(c)(5)(C) of the Investment Company Act; and

•Our intermediate subsidiaries qualify under the exemption afforded by Section 3(c)(6) of the Investment Company Act.

With respect to our core operating business, we are engaged primarily in the business of investing in and providing services for real estate and real estate-related assets and not primarily in the business of investing, reinvesting, or trading in securities. We hold ourselves out as a vertically integrated alternative asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are required to register as an investment company for purposes of the Investment Company Act. Furthermore, with respect to our core operating business, we have no material assets other than interests in certain wholly owned subsidiaries (within the meaning of the Investment Company Act), which in turn will have either direct interests in real estate assets or limited liability company member or limited partner partnership interests in affiliated funds. We do not believe that, based on current rules and interpretations, the equity interests in our wholly owned subsidiaries or the limited liability company member interests consolidated, or unconsolidated affiliated funds qualify as investment securities under the Investment Company Act.

With respect to our Treasury Reserve Policy, LINK and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of LINK. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of LINK or the ability of individuals or institutions such as us to own or transfer LINK. If LINK or our use of LINK is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of LINK and, in turn, adversely affect the market price of our Class A common stock. If LINK or our use of LINK is determined to be an investment security under the Investment Company Act of 1940, as amended (the “1940 Act”), we may need to take steps to reduce our holdings of LINK as a percentage of our total assets, which may include selling LINK that we might otherwise hold for the long term and deploying our cash in assets that are not considered to be investment securities under the 1940 Act. In addition, such a determination could adversely affect the market price of LINK and in turn adversely affect the market price of our Class A common stock. Any of these actions could have a material adverse effect on our results of operations and financial condition.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. We intend to conduct our operations so that we will not be deemed to be an investment company under the

Investment Company Act. If anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act and if we are not able to come within an available exemption or exclusion under the Investment Company Act, then we would have to register as an investment company and this would could make it impractical for us to continue our businesses as currently conducted, and could have a material adverse effect on our businesses, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our businesses in a manner that does not subject us to the registration and other requirements of the Investment Company Act.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our LINK strategy, our use of leverage, the manner in which our LINK is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to regulated investment vehicles. As a result, investors in our company may be exposed to greater volatility, concentration risk and governance discretion than they would be if we were subject to the protections afforded to regulated investment vehicles.

We may be subject to additional tax liability if regulation or policy changes adversely affect the tax treatment of rewards from staking LINK.

The U.S. federal income tax treatment of rewards from staking digital assets such as LINK remains uncertain and is currently under the subject of debate and regulatory attention. If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking LINK, we could be subject to increased audits by the IRS and additional tax liabilities.

We may face operational, technological, and security risks related to the acquisition and custody of our LINK holdings, including the loss of private keys required to access our LINK holdings and smart contract related losses and vulnerabilities.

We may use third-party exchanges or brokerage firms that we believe to be reputable to purchase LINK for our treasury to the extent LINK is available on such exchanges. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering, Office of Foreign Assets Control and know your client rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

Substantially all of the LINK we own is and will be held in custody accounts at U.S.-based institutional-grade digital asset custodians, such as Coinbase Custody. Accordingly, we will depend on such custodians to maintain industry standard policies and procedures and to implement satisfactory internal controls. If such custodians fail to maintain industry standard policies surrounding custodianship, our business, financial condition or the results of our operations may be materially adversely affected. Multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk. Such custodians have duties to safeguard our private keys. LINK are controllable only with both the unique public key and private key(s) relating to the local or online digital wallet in which the LINK are held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the LINK held in such wallet. To the extent the private key(s) for a digital wallet are lost or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the LINK held in the related digital wallet.

Security breaches and cyberattacks are of particular concern with respect to our LINK. A successful security breach or cyberattack could result in a partial or total loss of our LINK in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our LINK. In addition, the implementation and management of our digital asset treasury strategy may require new systems, controls, and expertise, and may expose us to operational risks not previously encountered, including risks related to blockchain technology, smart contracts, and network outages.

As part of our Treasury Reserve Policy, we intend to engage in staking or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of administrative or privileged access controls (“admin keys”) in third-party protocols or applications that could be exploited, potentially leading to a loss of our LINK. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of our LINK. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

We may suffer losses due to staking activities

Staking LINK requires LINK to be transferred into smart contracts on the Ethereum mainnet. If the Ethereum or Chainlink protocol or source code were to fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such staked LINK may be irretrievably lost. In addition, the Chainlink protocol dictates requirements for participation in staking activities and may impose penalties, such as slashing (the forfeiting of staked LINK), if the relevant activities are not performed correctly. As a result, our staked LINK may be exposed to risks associated with node operator performance or other staking activities, which may result in staking rewards less than expected or the loss of LINK.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

The change in use of proceeds from our ELOC facility to include digital asset acquisitions may increase risk and reduce liquidity.

The Company’s use of proceeds from its ELOC facility may now include the acquisition of digital assets, which are subject to the risks described above. Investors should be aware that funds previously expected to be used for general corporate purposes, working capital, or other traditional uses may now be allocated to the purchase of LINK and other digital assets, which may not provide the same liquidity or risk profile as cash or cash equivalents.

Our Treasury Reserve Policy exposes us to risk of non-performance by counterparties.

Our Treasury Reserve Policy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of LINK, a loss of the opportunity to generate funds, or other losses.

Our digital asset treasury strategy could create complications with third party service providers, such as insurance companies, banking entities and auditors, which could have a materially adverse impact on our business.

Our digital asset treasury strategy could create complications with third party service providers that may place a high risk on companies engaging in such a strategy. For example, third-party service providers may refuse to enter into commercially acceptable contracts with us and other companies that engage in similar treasury strategies with digital assets. This could have a number of adverse impacts on the operation of our business, including increased costs or loss of access to insurance, banking, or audit services.

Technological obsolescence and competition could adversely affect the value of LINK.

The digital asset ecosystem is characterized by rapid technological innovation, short development cycles, and intense competition among blockchain protocols and related infrastructure providers. If the Chainlink protocol is unable to evolve to address increased competition or if new technologies are adopted in place of Chainlink, the value of LINK could decline, adversely affecting our financial condition and results of operations.

The emergence or growth of other digital assets or other technologies, including those with significant private or public sector backing, could have a negative impact on the price of LINK and, consequently, adversely affect the market price of our Class A common stock.

The emergence or growth of digital assets other than LINK may have a material adverse effect on our financial condition. If the mechanisms for validating transactions in other digital assets are perceived as superior to those used by the Chainlink protocol, those digital assets could gain market share relative to LINK.

Developments in mathematics or technology, including algebraic geometry, digital computing, quantum computing, and/or artificial intelligence could result in the cryptography used by Chainlink or other blockchains becoming insecure or ineffective, which could cause the value of LINK to decline, adversely affecting our financial condition and results of operations.

The due diligence procedures conducted by us and our liquidity providers to mitigate transaction risk may fail to prevent transactions with a sanctioned entity.

We will execute trades through U.S.-based liquidity providers, and rely on these third parties to implement controls and procedures to mitigate the risk of transacting with sanctioned entities. There is no guarantee that these procedures will be effective, and if we are found to have transacted in LINK with bad actors or sanctioned persons, we may be subject to regulatory proceedings and restrictions.

The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued crypto currencies, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for LINK and other digital assets.

Intellectual property disputes related to the open-source structure of digital asset networks expose us to risks related to software development, security vulnerabilities and potential disruptions to digital asset technology could threaten our ability to operate.

Digital asset networks are typically open-source projects and, although there may be an influential group of leaders in the network community, generally there is often no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and our business.
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
Risk Management and Strategy
Our approach for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management strategy and are based on commonly accepted frameworks established by the International Organization for Standardization, the National Institute of Standards and Technology, and other applicable industry standards. Our cybersecurity program focuses on the following key areas:
Collaboration
Cybersecurity risks are identified and addressed comprehensively in a cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of our and our customer information. We have controls and procedures in place to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.
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
Incident Response and Recovery Planning
We maintain appropriate incident response and recovery plans and periodically perform tests to evaluate the effectiveness of these plans. Our incident response and recovery plans include guidance to our employees, management, and our board on response to cybersecurity incidents.
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
Education and Awareness
Employees are regularly reminded of the importance of handling and protecting customer and our data. Employees receive appropriate policies and annual privacy and security training to enhance awareness and reinforce desired behaviors.
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

Management’s Role
Our Chief Operating Officer (“COO”), who serves as our designated Chief Information Security officer (“CISO”), together with our Manager of Technology, has primary responsibility for the ongoing management of our cybersecurity program. The COO meets regularly with the Manager of Technology to review information technology and security updates, including the results of periodic third-party cybersecurity penetration testing and proposed network security enhancements. In the event of a cybersecurity incident, we maintain a defined incident response plan designed to facilitate timely response and mitigation. The plan outlines immediate actions to address and contain potential impacts, as well as longer-term remediation measures and strategies intended to reduce the risk of future incidents.

Our COO has more than 30 years of experience in public company operations, including responsibilities that require oversight of information security as part of the effective performance of his duties. He holds a Bachelor’s degree in Business Administration from Arizona State University. Our Manager of Technology has served in various roles in information technology and information security for over 10 years. He holds a Bachelor’s degree in Information Technology.
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
The CaliberCos Inc. Class A common stock trades on the Nasdaq Capital Market under the symbol “CWD”.
Holders of Record
As of March 23, 2026, there were 1,507 holders of record of our Class A common stock and three holders of record of our Class B common stock. This does not include the number of stockholders that hold shares in “street name” through brokers and other nominees.
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
During the year ended December 31, 2025, the Company issued 155,693 shares of Class A common stock with an aggregate fair value of approximately $0.4 million as consideration for advisory and placement services and in connection with a private placement. Additionally, the Company issued 15,868 shares of Series B preferred stock, each with a stated value of $1,000 to an institutional investor for total proceeds of $15.9 million. Both the issuance of shares of Class A common stock and Serie B preferred stock were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(a)(2) of the Securities Act. A legend restricting the sale, transfer, or other disposition of the shares of restricted Class A common stock other than in compliance with the Securities Act was placed on the shares of restricted Class A common stock issued in the foregoing transaction.
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
Overview
Over the past 16 years, we have grown into a leading diversified alternative asset management firm, with more than $2.6 billion in Managed Assets, comprised of $0.8 billion of AUM and $1.9 billion of AUD. Our primary goal is to drive shareholder value by enhancing the wealth of the accredited investor clients seeking to make investments in real and digital assets.

Management evaluates our business based on (i) recurring fee-related earnings, (ii) growth in embedded performance allocations within our managed funds, and (iii) the strategic accumulation and yield generation from digital asset holdings. Because performance allocations are recognized under U.S. GAAP only when they are no longer probable of significant reversal (generally upon realization events), U.S. GAAP results may not reflect the economic progress of carried interest value creation within our managed portfolio at a given reporting date.
Digital Asset Platform
In August 2025, our Board of Directors approved our Treasury Reserve Policy designed to support our balance sheet strategy, liquidity profile, and long-term growth initiatives. Under this policy, we allocate a portion of our corporate treasury to digital assets that we believe demonstrate institutional utility and adoption potential, beginning with LINK.
LINK is the decentralized oracle network intended to enable smart contracts and traditional systems to securely interact with real-world data. We selected LINK as our initial digital asset holding based on management’s assessment of its core role in blockchain infrastructure supporting the growth of tokenization, decentralized finance, and real-world asset integration. Management believes that LINK’s enterprise adoption, technology maturity, and network resilience make LINK an attractive long-term holding relative to other digital assets at similar stages of adoption.
Since adoption of the policy, we have raised capital through equity issuances and deployed a portion of those proceeds to accumulate LINK as a long-term treasury asset. These holdings are reflected on our consolidated balance sheets at fair value as of December 31, 2025. Changes in the fair value of our LINK are reflected in our consolidated statements of operations for the year ended December 31, 2025. We expect continued volatility in the fair value of our digital asset holdings, which may materially affect reported results in future periods.
We have announced our intention to stake a portion of our LINK holdings once operational readiness and governance requirements are completed. Staking generally involves committing tokens to participate in network security and may generate a yield in the form of additional LINK tokens. Staking is a critical part of the LINK ecosystem and provides an opportunity for us to generate passive yield on its holdings while contributing to the stability and reliability of the broader network. Management estimates it may earn a yield of 3% to 9% annualized, based upon internal estimates of the potential to stake our LINK treasury. Any staking yield is subject to protocol rules, market conditions, operational factors and regulatory considerations. Actual results may differ materially from expectations.
In parallel, we are evaluating the potential to operate or participate in LINK validator-related activities, which could include third party arrangements or internal capabilities. Validator-related activities play a central role in maintaining network consensus and facilitating data integrity. Revenues generated from staking or related activities, if any, would be evaluated by management in the context of our liquidity, balance sheet strategy and capital allocation within our digital asset treasury and asset management platform business.
We may consider additional products or investment offerings over time that provide exposure to digital assets or blockchain infrastructure, subject to market conditions, regulatory considerations, and investor demand. These future offerings could expand our AUM and generate recurring management and performance fees, consistent with our existing real estate fund model.
Additionally, we are evaluating potential applications of blockchain technology within our real estate investment platform, which could include processes intended to improve operational efficiency, investor servicing and investor accessibility. Specifically, we intend to tokenize real-world assets, including real estate projects and fund interests, to enable fractional ownership, enhance liquidity, and streamline investor reporting and fund administration. Tokenized offerings could also serve as a new fundraising channel for us, allowing us to reach a broader base of global investors through compliant, blockchain-enabled investment vehicles.
The Board of Directors and management team view the LINK strategy and broader blockchain initiatives as a natural evolution of our mission: to enhance the wealth of our accredited investor clients by making alternative investments more accessible, transparent, and profitable for investors. Through the integration of digital assets, blockchain infrastructure and tokenization technology, we seek to position ourself at the forefront of the convergence between traditional finance and decentralized finance.
Private Equity Real Estate Platform
We operate a Private Equity Real Estate (“PERE”) platform that creates, manages, and services middle-market investment funds, private syndications, and direct investments focused on real estate investment strategies. To built our funds, we market directly to high net worth and ultra high net worth investors with our in-house fundraising team to registered investment advisors and broker-dealers with our in-house wholesaling team.
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be build on underdeveloped land and projects to be built and constructed on undeveloped lands, some of which are on land owned by our funds or are under contract to purchase. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both.
As of December 31, 2025, we are actively developing 1,796 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.5 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.9 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing.
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
Asset Management Revenues
•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require us to provide management services, representing a performance obligation that we satisfy over time. With respect to CHT, we earn a fund management fee of 0.7% of CHT’s enterprise value and is reimbursed for certain costs incurred on behalf of CHT.

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
Estimated Performance Allocations

Performance allocations are foundational to our long-term economic model.

As of December 31, 2025, based on internal asset-level business plans and projected exit assumptions, we estimate aggregate unrealized performance allocations of approximately $104.0 million. This estimate represents our contractual share of projected profits after satisfaction of preferred returns and return of capital.
The estimate is derived from:
•Asset-level discounted cash flow analyses
•Underwriting models used for capital allocation decisions
•Valuation methodologies consistent with fair value measurement frameworks
•Independent third-party valuation work
•Review procedures performed by our external auditors when applicable
Assets that are impaired, or where current projections do not support achieving returns above the preferred return threshold, are assigned zero carried interest value and are excluded from the $104.0 million estimate unless and until business plan revisions support a reasonable expectation of future performance allocation realization. Consistent with U.S. GAAP, the $104.0 million of estimated unrealized performance allocations is not reflected in our consolidated financial statements.
Management believes disclosure of unrealized performance allocations provides important insight into embedded economic value and long-term earnings potential.

Sensitivity of Estimated Performance Allocations

The performance allocation estimate is sensitive to changes in projected exit values of underlying assets. A 5% increase or decrease in projected exit values across the managed portfolio would result in an approximate $5.2 million increase or decrease in estimated performance allocations. Actual realized performance allocations may differ materially from current estimates based on changes in market conditions, operating performance, financing availability, or timing of realization events.
Segments
Our chief operating decision maker (“CODM”) is our Chief Executive Officer, John C. Loeffler. The CODM assesses revenue, operating expenses and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated investment funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Management concluded that the consolidated investment funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as our CODM does not review the operating results of these investment funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The investment funds are consolidated based on the requirement in ASC 810, Consolidation, as we were determined to be the primary beneficiary of each of these variable interest entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.

We were originally founded as Caliber Companies, LLC, an Arizona limited liability company, organized under the laws of Arizona, and commenced operations in January 2009. In November 2014, we reorganized as a Nevada corporation and in June 2018, we reincorporated in the state of Delaware. On our website we make available, free of charge, information about us and our investments. None of the information on our website is deemed to be part of this report.
Trends Affecting Our Business
Our business is driven by trends which affect the following:
1)Capital formation: any trend which increases or decreases investors’ knowledge of alternative investments, desire to acquire them, access to acquire them, and knowledge and appreciation of us as a potential provider, will affect our ability to attract and raise new capital. Capital formation also drives investment acquisitions, which contributes to our revenues.
2)Investment acquisition: any trend which increases or decreases the supply of middle-market real estate projects or loans, the accessibility of developments or development incentives, or enhances or detracts from our ability to access those projects will affect our ability to generate revenue. Coincidentally, investment acquisitions, or the rights to acquire an investment, drive capital formation, which acts as a growth engine for the Platform.
3)Project execution: any trend which increases or decreases the costs of execution on a real estate project, including materials pricing, labor pricing, access to materials, delays due to governmental action, and the general labor market, will affect our ability to generate revenues.
Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through December 31, 2025 of $769.3 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that we manage throughout the deal cycle will continue to offer an attractive value proposition to investors.
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
The advancement of real estate investment-oriented technology, sometimes referred to as “proptech”, offers us the benefit of new and innovative technologies to better execute on capital formation strategies, investment acquisition strategies, and investment management strategies. In recent years, we have added to our technology stack with systems that we believe lead the market in their specific ability to enhance execution on our projects. Several of these technologies seek to incorporate investments in artificial intelligence, which we believe will be a prevailing trend in helping us to enhance our project execution going forward.
Regional conflicts and instability, such as those in Israel, Ukraine, and Iran can have significant impacts on global markets and economies and investor perception and tolerance for risk. These conflicts could lead to increased volatility in financial markets, disrupt supply chains, and change investor appetite for investments in alternative assets.
Business Environment
Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, global tariffs, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 2.7% in December 2025. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 169 basis points through December 31, 2025, resulting in a target rate range of 3.50% to 3.75% at December 31, 2025. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for our funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to our early years of operations. In both a buyer’s market and a stressed or distressed market, we expect our business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows us to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, resulting in significant and lasting changes to the Qualified Opportunity Zone (“QOZ”) program. Most notably, the OBBBA eliminates the program’s original sunset date of December 31, 2026, and extends the QOZ program indefinitely. This legislative change could potentially impact our real estate investment strategy, particularly for our funds with existing or future exposure to QOZ-designed assets.
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
Other (Expense) Income
Other (expense) income include interest expense, interest income, and change in fair value of digital assets.

Results of Operations
Comparison of the Consolidated Results of Operations for the Years Ended December 31, 2025 and 2024
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, we deconsolidated DoubleTree by Hilton Tucson Convention Center during the year ended December 31, 2024, and we deconsolidated Caliber Hospitality, LP, CHT and their consolidated subsidiaries, Elliot, DT Mesa, and CFIF III, during the year ended December 31, 2025. The following table and discussion provide insight into our consolidated results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$14,391	$16,879	$(2,488)	(14.7)%
Performance allocations	27	358	(331)	(92.5)%
Consolidated funds – hospitality revenues	5,057	26,476	(21,419)	(80.9)%
Consolidated funds – other revenues	622	7,406	(6,784)	(91.6)%
Total revenues	20,097	51,119	(31,022)	(60.7)%

Expenses
Operating costs	13,848	23,939	(10,091)	(42.2)%
General and administrative	5,755	6,776	(1,021)	(15.1)%
Marketing and advertising	796	751	45	6.0%
Depreciation and amortization	664	593	71	12.0%
Consolidated funds – hospitality expenses	4,743	26,503	(21,760)	(82.1)%
Consolidated funds – other expenses	1,865	5,870	(4,005)	(68.2)%
Total expenses	27,671	64,432	(36,761)	(57.1)%

Other expense, net	(3,304)	(3,093)	(211)	6.8%
Change in fair value of digital assets	(5,793)	—	(5,793)	N/A
Interest income	356	360	(4)	(1.1)%
Interest expense	(6,712)	(5,424)	(1,288)	23.7%
Net loss before income taxes	(23,027)	(21,470)	(1,557)	7.3%
Provision for income taxes	—	—	—	N/A
Net loss	(23,027)	(21,470)	(1,557)	7.3%
Net loss attributable to noncontrolling interests	(1,229)	(1,693)	464	(27.4)%
Net loss attributable to CaliberCos Inc.	$(21,798)	$(19,777)	$(2,021)	10.2%
For the years ended December 31, 2025 and 2024, total revenues were $20.1 million and $51.1 million, respectively, representing a period-over-period decrease of 60.7%. This decrease was primarily due to a decrease in consolidated fund revenues as a result of the deconsolidation of CHT and Caliber Hospitality, LP and its consolidated subsidiaries, Elliot, DT Mesa, and CFIF III, which were deconsolidated during the year ended December 31, 2024 and TCC, which was deconsolidated during the year ended December 31, 2025. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the years ended December 31, 2025 and 2024, total expenses were $27.7 million and $64.4 million, respectively, representing a period-over-period decrease of 57.1%. The decrease was primarily due to a decrease in consolidated fund expenses as a result of the deconsolidation of CHT and Caliber Hospitality, LP and its consolidated subsidiaries, Elliot, DT Mesa, and CFIF III, which were deconsolidated during the year ended December 31, 2024 and TCC, which was deconsolidated during the year ended December 31, 2025.

For the year ended December 31, 2025, change in fair value of digital assets was $(5.8) million. During the year ended December 31, 2025, we had investments in digital assets resulting in an unrealized loss. There was no comparable activity during the same period in 2024.
Comparison of the Platform (Unconsolidated) Results of Operations for the Years Ended December 31, 2025 and 2024
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the years ended December 31, 2025 and 2024 (in thousands).

	Years Ended December 31,
	2025	2024	$ Change	% Change
Revenues
Asset management revenues	$15,155	$20,563	$(5,408)	(26.3)%
Performance allocations	33	379	(346)	(91.3)%
Total revenues	15,188	20,942	(5,754)	(27.5)%

Expenses
Operating costs	14,455	24,904	(10,449)	(42.0)%
General and administrative	5,796	6,817	(1,021)	(15.0)%
Marketing and advertising	795	751	44	5.9%
Depreciation and amortization	691	598	93	15.6%
Total expenses	21,737	33,070	(11,333)	(34.3)%

Other loss, net	(2,533)	(2,654)	121	(4.6)%
Change in fair value of digital assets	(5,793)	—	(5,793)	N/A
Interest income	357	559	(202)	(36.1)%
Interest expense	(6,712)	(5,424)	(1,288)	23.7%
Net loss before income taxes	(21,230)	(19,647)	(1,583)	8.1%
Provision for income taxes	—	—	—	N/A
Net loss	$(21,230)	$(19,647)	$(1,583)	8.1%
For the years ended December 31, 2025 and 2024, total revenues were $15.2 million and $20.9 million, respectively, representing a period-over-period decrease of 27.5%. The table below (in thousands) compares the revenues earned for providing services under the Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the year ended December 31, 2025, to the revenues earned for the same period in 2024.

	Years Ended December 31,
	2025	2024	$ Change	% Change
Fund management fees	$11,281	$12,318	$(1,037)	(8.4)%
Financing fees	643	650	(7)	(1.1)%
Development and construction fees	2,442	6,751	(4,309)	(63.8)%
Brokerage fees	789	844	(55)	(6.5)%
Total asset management	15,155	20,563	(5,408)	(26.3)%
Performance allocations	33	379	(346)	(91.3)%
Total Platform revenue	$15,188	$20,942	$(5,754)	(27.5)%
The decrease in fund management fees is primarily due to a decrease in organizational and offering fees as there were no new funds created during the year ended December 31, 2025, as compared to the three funds created during the same period in 2024.

Fund management fees are based on a combination of 1.0% to 1.5% of the unreturned capital contributions in each fund and 0.7% of CHT’s enterprise value.
The decrease in development and construction fees is primarily due to a decrease in development activities, specifically, a decrease in pre-construction milestones reached in the period. During the year ended December 31, 2025, we completed 11 milestones as compared to 30 milestones during the same period in 2024.
For the years ended December 31, 2025 and 2024, total expenses were $21.7 million and $33.1 million, respectively, representing a period-over-period decrease of 34.3%. The decrease was primarily due to a decrease in operating costs related to payroll and payroll related expenses from our cost reduction efforts and a decrease in bad debt expense.
For the year ended December 31, 2025, change in fair value of digital assets was $5.8 million. During the year ended December 31, 2025, our DAT strategy investment in LINK tokens generated a loss due to a decline in the spot price of our token which was part of a broader market correction in digital tokens and assets. There was no comparable activity during the same period in 2024.
Balance Sheets - Platform (Unconsolidated)
The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform for the years ended December 31, 2025 and 2024. Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	December 31, 2025	December 31, 2024
(in thousands)
ASSETS
Cash	$2,538	$1,766
Restricted cash	2,628	2,582
Real estate investments, net	21,945	21,782
Digital assets	6,850	—
Notes receivable - related parties	7,348	230
Due from related parties	10,597	11,143
Investments in unconsolidated entities	11,629	16,061
Operating lease - right of use assets	3,712	4,042
Prepaid and other assets	2,740	(529)
Total assets	$69,987	$57,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Notes payable, net	$46,347	$50,450
Accounts payable and accrued expenses	7,325	9,580
Redeemable preferred stock	5,101	—
Due to related parties	186	313
Operating lease liabilities	4,163	4,360
Other liabilities	819	818
Total liabilities	63,941	65,521

Preferred stock - Series A	—	—
Preferred stock - Series B	—	—
Common stock	7	1
Paid-in capital	77,263	41,552
Accumulated deficit	(71,224)	(49,997)
Total stockholders’ equity (deficit)	6,046	(8,444)
Total liabilities and stockholders’ equity (deficit)	$69,987	$57,077
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
ii.Fair Value (“FV”) AUM – we define this is as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of December 31, 2025, we had total FV AUM of approximately $779.7 million.
Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.
Managed Capital
The table below summarizes the activity of managed capital for the years ended December 31, 2025 and 2024 (in thousands):

Managed Capital
Balances as of December 31, 2023	$437,625
Originations	68,959
Return of capital	(14,042)
Balances as of December 31, 2024	492,542
Originations	26,499
Return of capital	(1,855)
Balances as of December 31, 2025	$517,186
The following table summarizes managed capital for our investment fund portfolios as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Real Estate
Hospitality	$49,289	$49,260
Caliber Hospitality Trust (1)	97,037	97,414
Residential	103,961	96,687
Commercial	180,569	170,858
Total Real Estate (2)	430,856	414,219
Credit (3)	82,163	72,351
Other (4)	4,167	5,972
Total	$517,186	$492,542
___________________________________________
(1)We earn a fund management fee of 0.7% of the CHT enterprise value and are reimbursed for certain costs incurred on behalf of CHT.
(2)Beginning the year ended December 31, 2023, we include capital raised from investors in CaliberCos Inc. through corporate note issuances that were further invested in our funds in Managed Capital. As of December 31, 2025 and 2024, we invested $11.6 million and $20.4 million, respectively, in our funds.
(3)Credit managed capital represents loans made to our investment funds by us and our diversified credit fund. As of December 31, 2025 and 2024, we had loaned $8.5 million and $0.4 million to our funds.
(4)Other managed capital represents undeployed capital held in our diversified funds.
Managed capital for our hospitality funds and CHT was effectively flat during the year ended December 31, 2025.
Managed capital for our residential investment funds increased by $7.3 million during the year ended December 31, 2025, representing: (i) $6.7 million in capital raised into our residential assets and (ii) $1.4 million contributed by our diversified funds offset by $0.8 million in redemptions.
Managed capital for our commercial investment funds increased by $9.7 million during the year ended December 31, 2025, representing: (i) $5.2 million in capital raised into our commercial assets offset by $0.2 million of capital returns, and (ii) $5.4 million contributed by our diversified funds offset by $0.7 million return of capital. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.
During the year ended December 31, 2025, our diversified funds deployed $10.2 million into our various real estate investments, which was offset by $0.4 million of repayments of outstanding notes receivable.
As of December 31, 2025, other managed capital decreased $1.8 million, due to a decrease in funds not yet deployed and pursuit costs.
FV AUM
Our fair value AUM decreased primarily due to asset sales, partially offset by asset purchases. The table below details the activities that had an impact on our FV AUM, during the years ended December 31, 2025 and 2024 (in thousands).

Balances as of December 31, 2023	$741,190
Assets acquired (1)	34,590
CHT contribution	29,900
Construction and net market appreciation	40,675
Assets sold or disposed (2)	(35,765)
Credit (3)	(12,237)
Other (4)	(3,430)
Balances as of December 31, 2024	794,923
Assets acquired (1)	12,319
Construction and net market depreciation	(4,359)
Assets sold or disposed (2)	(31,160)
Credit (3)	9,812
Other (4)	(1,805)
Balances as of December 31, 2025	$779,730
The following table summarizes FV AUM of our investment fund portfolios as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Real Estate
Hospitality	$55,600	$68,500
Caliber Hospitality Trust	191,900	236,800
Residential	165,900	161,700
Commercial	280,000	249,600
Total Real Estate	693,400	716,600
Credit (3)	82,163	72,351
Other (4)	4,167	5,972
Total	$779,730	$794,923
___________________________________________
(1)Assets acquired during the year ended December 31, 2025 include one self-storage property in Colorado and one land parcel intended for hotel development in Texas. Assets acquired during the year ended December 31, 2024 include a 133-acre mixed-use land development property in Colorado and an office building conversion to multi-family residential.
(2)Assets sold during the year ended December 31, 2025 include three hospitality assets and various lot sales related to development assets. Assets sold during the year ended December 31, 2024 include a commercial asset, lot sales related to two development assets in Colorado, and one home from our residential fund.
(3)Credit FV AUM represents loans made to our investment funds by our diversified credit fund.
(4)Other FV AUM represents undeployed capital held in our diversified funds.
Assets Under Development
We have several development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at December 31, 2025, up through sale, we estimate we could earn up to $104.2 million in performance allocations. As of December 31, 2025, we are actively developing 1,796 multifamily units, 697 single family units, 3.7 million square feet of commercial and industrial, and 3.5 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimate costs to complete the development and construction of such projects by us or a third party, is $1.9 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding which may not be available.
Non-GAAP Measures
We use non-GAAP financial measures to evaluate operating performance, identify trends, formulate financial projections, make strategic decisions, and for other discretionary purposes. We believe that these measures enhance the understanding of ongoing operations and comparability of current results to prior periods and may be useful for investors to analyze our financial performance because they provide investors with a view of the performance attributable to us. When analyzing our operating performance, investors should use these measures in addition to, and not as an alternative for, their most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Our presentation of non-GAAP measures may not be comparable to similarly identified measures of other companies because not all companies use the same calculations. These measures may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which amounts are further adjusted to reflect certain other cash and non-cash charges and are used by us to determine compliance with financial covenants therein and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
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
Fee-Related Earnings and Related Components
Fee-Related Earnings is a supplemental non-GAAP performance measure used to assess our ability to generate profits from fee-based revenues, focusing on whether our core revenue streams are sufficient to cover our core operating expenses. Fee-Related Earnings represents our net income (loss) before income taxes adjusted to exclude depreciation and amortization, stock-based compensation, interest expense and extraordinary or non-recurring revenue and expenses, including performance allocation revenue and change in fair value of digital assets, public registration direct costs related to aborted or delayed offerings and our Reg A+ offering, litigation settlements, and expenses recorded to earnings relating to investment deals which were abandoned or closed. Fee-Related Earnings are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors with a view of the performance attributable to CaliberCos Inc. and is consistent with performance models and analysis used by management.
Distributable Earnings
Distributable Earnings is a supplemental non-GAAP performance measure equal to Fee-Related Earnings plus performance allocation revenue and less interest expenses and provision for income taxes. We believe that Distributable Earnings can be useful as a supplemental performance measure to our GAAP results assessing the amount of earnings available for distribution.
Platform Earnings
Platform Earnings represents the performance of our asset management platform segment, which generates revenues and expenses from managing our investment portfolio, excluding any consolidated assets or funds. We evaluate recurring earnings capacity through fee-related earnings, defined as fund management fees, financing fees, development and construction fees, organizational and offering fees, and brokerage fees, less direct operating expenses. We believe this measure provides investors with insight into the recurring operating profile of our asset management platform independent of performance allocation timing.
Platform Earnings per Share
Platform Earnings per Share is calculated as Platform Earnings divided by weighted average CWD common shares outstanding.
Platform Adjusted EBITDA
Platform Adjusted EBITDA represents our Distributable Earnings adjusted for interest expense, other income (expense), and provision for income taxes on a basis that deconsolidates our consolidated funds (intercompany eliminations) and eliminates noncontrolling interest. Eliminating the impact of consolidated funds and noncontrolling interest provides investors with a view of the performance attributable to the Platform and is consistent with performance models and analysis used by management.
Consolidated Adjusted EBITDA
Consolidated Adjusted EBITDA represents our and the consolidated funds’ earnings before net interest expense, income taxes, depreciation and amortization, further adjusted to exclude stock-based compensation, transaction fees, expenses and other public registration direct costs related to aborted or delayed offerings and our Reg A+ offering, litigation settlements, expenses recorded to earnings relating to investment deals which were abandoned or closed, any other non-cash expenses or losses, as further adjusted for extraordinary or non-recurring items.
Platform Basic and Diluted Earnings Per Share (“EPS”)

Platform Basic and Diluted EPS represents earnings per share generated by the Platform, without reflecting the impact of consolidation. Eliminating the impact of consolidated funds and noncontrolling interest provides investors with a view of the performance attributable to the Platform and is consistent with performance models and analysis used by management.

The following table presents a reconciliation of net loss attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Platform Adjusted EBITDA, and Consolidated Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net loss attributable to CaliberCos Inc.	$(21,798)	$(19,777)
Net loss attributable to noncontrolling interests	(1,229)	(1,693)
Net loss	(23,027)	(21,470)
Provision for income taxes	—	—
Net loss before income taxes	(23,027)	(21,470)
Depreciation and amortization	691	598
Consolidated funds' impact on fee-related earnings	1,025	1,185
Stock-based compensation	1,697	2,378
Severance	1,016	244
Performance allocations	(27)	(358)
Other (income) expenses, net	(360)	(1,211)
Investments impairment	2,808	4,304
Change in fair value of digital assets	5,793	—
Bad debt expense	85	4,079
Interest expense, net	6,355	4,865
Fee-related earnings	(3,944)	(5,386)
Performance allocations	27	358
Interest expense, net	(6,355)	(4,865)
Provision for income taxes	—	—
Distributable earnings	(10,272)	(9,893)
Interest expense	6,712	5,424
Other expenses (income), net	360	1,211
Provision for income taxes	—	—
Consolidated funds' impact on Caliber adjusted EBITDA	772	548
Platform adjusted EBITDA	(2,428)	(2,710)
Consolidated funds' EBITDA adjustments	1,633	9,694
Consolidated adjusted EBITDA	$(795)	$6,984
All share and per share amounts in the Platform and Consolidated, basic and diluted earnings per share calculations below have been affected for the Reverse Stock Split, retroactively, for all periods presented.
The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable U.S. GAAP measure for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$15,155	$(764)	$14,391
Performance allocations	33	(6)	27
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	622	622
Total revenues	15,188	4,909	20,097

Expenses
Operating costs	2,274	(607)	1,667
Payroll and payroll related costs	12,181	—	12,181
General and administrative	5,796	(41)	5,755
Marketing and advertising	795	1	796
Depreciation and amortization	691	(27)	664
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	1,865	1,865
Total expenses	21,737	5,934	27,671

Other expense, net	(2,533)	(771)	(3,304)
Change in fair value of digital assets	(5,793)	—	(5,793)
Interest income	357	(1)	356
Interest expense	(6,712)	—	(6,712)
Net loss before income taxes	(21,230)	(1,797)	(23,027)
Provision for income taxes	—	—	—
Net loss	(21,230)	(1,797)	(23,027)
Net loss attributable to noncontrolling interests	—	(1,229)	(1,229)
Net loss attributable to CaliberCos Inc.	$(21,230)	$(568)	$(21,798)

	Year Ended December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$20,563	$(3,684)	$16,879
Performance allocations	379	(21)	358
Consolidated funds – hospitality revenue	—	26,476	26,476
Consolidated funds – other revenue	—	7,406	7,406
Total revenues	20,942	30,177	51,119

Expenses
Operating costs	7,139	(965)	6,174
Payroll and payroll related costs	17,765	—	17,765
General and administrative	6,817	(41)	6,776
Marketing and advertising	751	—	751
Depreciation and amortization	598	(5)	593
Consolidated funds – hospitality expenses	—	26,503	26,503
Consolidated funds – other expenses	—	5,870	5,870
Total expenses	33,070	31,362	64,432

Other expense, net	(2,654)	(439)	(3,093)
Interest income	559	(199)	360
Interest expense	(5,424)	—	(5,424)
Net loss before income taxes	(19,647)	(1,823)	(21,470)
Provision for income taxes	—	—	—
Net loss	(19,647)	(1,823)	(21,470)
Net loss attributable to noncontrolling interests	—	(1,693)	(1,693)
Net loss attributable to CaliberCos Inc.	$(19,647)	$(130)	$(19,777)
Liquidity and Capital Resources
At December 31, 2025, we had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At December 31, 2025, the portfolio consisted of 178 unsecured notes with an aggregate principal balance of $29.6 million. As of March 25, 2026, an aggregate of $24.5 million of the corporate and convertible notes have matured or will mature within the 12-month period subsequent to when these financial statements were issued. The notes generally have 12-month or 36-month terms, with the 12-month note holders having the option to extend for an additional 12-month term.
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

To satisfy the maturity of these corporate notes, we intend to execute the following strategies:
i.Raise $20 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2025. From program inception through March 25, 2026, we have raised $6.4 million of Series AA preferred stock.
ii.Refinance existing 12-month term notes into its new 36-month term corporate note program. From the program inception through March 25, 2026, we have successfully refinanced $6.4 million of 12-month term corporate notes into its new 36-month term corporate note program.
iii.Convert corporate notes into shares of CWD common stock. In October 2025, we launched a note conversion program (the “Program”) whereby holders (the “Note Holders”) of outstanding promissory notes (the “Notes”) may convert and cancel all or part of the Note Holders’ Notes in exchange for shares of Class A common stock, par value $0.001 (the “Conversion Agreement”) at a per share conversion price equaling the lower of (i) the average closing price of CWD’s Class A common stock over the five trading days prior to the execution of the respective Conversion Agreement, or the (ii) closing bid price of CWD’s Class A common stock the business day preceding the execution of the respective Conversion Agreement (the “Conversion Prices”). From program inception through March 25, 2026, we have successfully converted $1.9 million of corporate notes into 564,731 shares of common stock. The Conversion Prices ranged from $3.14 to $3.72 per share.
iv.Raise equity capital in support of its Chainlink (“LINK”) strategy through its approved ELOC and ATM facilities, with a portion of the proceeds allocated to general corporate purposes. From program inception through March 25, 2026, the Company generated $37.7 million million in net cash from equity issuances across all sources.
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior reporting periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $10.7 million in receivables, iii) collect all or part of its $11.6 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.
During the year ended December 31, 2025, as part of the execution of our aforementioned plans, we raised $33.8 million in new equity in support of our LINK strategy, investing $12.6 million in LINK and maintaining $2.5 million in unrestricted cash on hand. We collected $2.1 million in notes receivable, $12.5 million in accounts receivable, and $2.0 million in redemptions of investments from its managed funds. In addition, we have implemented broad-based cost reductions, most notably being further workforce reductions, which are expected to result in annualized cost savings of $3.9 million in compensation and employee benefit expenses.
After consideration of the implemented and planned actions, management concluded these plans are not within our control and therefore cannot be deemed probable. As a result, we have concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
Each of our funds and the related assets that are acquired or own equity interest in those funds are established as separate legal entities with limited liability. Therefore, the cash flows generated by these entities, whether through operations or financing, are unavailable for general corporate purposes, except as payment to us for services performed by us.
Corporate Debt
As of December 31, 2025, we have issued and outstanding unsecured promissory notes of $29.6 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.14%, and maturity dates ranging from January 2024 to March 2028. The purpose of this financing program is to provide us with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of our funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. This outstanding debt resulted in $3.6 million and $4.0 million of interest expense for the years ended December 31, 2025 and 2024, respectively.

Cash Flows Analysis
The section below discusses in more detail our primary sources and uses of cash and primary drivers of cash flow within our consolidated statements of cash flows (in thousands).

	Years Ended December 31,
	2025	2024	$ Change
Net cash (used in) provided by:
Operating activities	$(12,065)	$555	$(12,620)
Investing activities	(23,721)	(19,629)	(4,092)
Financing activities	36,905	6,331	30,574
Net change in cash and cash equivalents	$1,119	$(12,743)	$13,862
The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly, could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our consolidated statements of cash flow by activity attributable to us and to our consolidated funds (in thousands).

	Years Ended December 31,
	2025	2024	$ Change
Net cash used in the Company's operating activities	$(12,757)	$(4,626)	$(8,131)
Net cash provided by the consolidated funds' operating activities	692	5,181	(4,489)
Net cash (used in) provided by the Company's operating activities	(12,065)	555	(12,620)
Net cash (used in) provided by the Company's investing activities	(20,147)	4,911	(25,058)
Net cash used in the consolidated funds' investing activities	(3,574)	(24,540)	20,966
Net cash used in the Company's investing activities	(23,721)	(19,629)	(4,092)
Net cash provided by (used in) the Company's financing activities	33,295	(1,217)	34,512
Net cash provided by the consolidated funds' financing activities	3,610	7,548	(3,938)
Net cash provided by the Company's financing activities	36,905	6,331	30,574
Net change in cash and cash equivalents	$1,119	$(12,743)	$13,862
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. The increase in net cash flows used in operating activities of the Company during the year ended December 31, 2025, as compared to the same period in 2024, primarily relates to a decrease in asset management revenues, development and construction fees and fund management fees specifically, and an increase in related party receivables. The decrease in net cash flows provided by operating activities of the consolidated funds during the year ended December 31, 2025, as compared to same period in 2024, was primarily related to the deconsolidation of VIEs.
Investing Activities
Net cash flows used in investing activities of the Company increased during the year ended December 31, 2025, as compared to net cash flows provided by investing activities of the Company the same period in 2024. This increase primarily relates to the investment in digital assets during the year ended December 31, 2025, with no comparable investments during the same period in 2024, and a decrease in net proceeds from notes receivable - related parties. The decrease in net cash flows used in investing activities of the consolidated funds is primarily due to the deconsolidation of VIEs and a decrease in the net funding of notes receivable - related parties.
Financing Activities
Net cash flows provided by financing activities of the Company increased during the year ended December 31, 2025, as compared to the net cash flows used in in the same period in 2024. The increase was primarily due to an increase in net proceeds from the issuance of preferred stock, common stock, and redeemable preferred stock. The decrease in net cash flows provided by financing activities of the consolidated funds is primarily due to a decrease in contributions from noncontrolling interest holders of $16.4 million, offset by an increase of $5.7 million of net proceeds on notes payable and a decrease in distributions to noncontrolling interest holders of $5.2 million.
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
Accounting Policies and Estimates of the Company
We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.
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
For performance obligations that are satisfied over time, significant judgment is required to determine how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on appropriate measurement of our progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. Transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of its anticipated performance and all information that is reasonably available to us. Revenues are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require us to provide management services, representing a performance obligation that we satisfy over time. With respect to CHT, we earn a fund management fee of 0.7% of CHT’s enterprise value and are reimbursed for certain costs incurred on behalf of CHT. These revenues are included in asset management revenues in the accompanying consolidated statements of operations.

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
Digital Assets
We account for our digital assets in accordance with ASU 2023-08, Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires in-scope crypto assets (including our LINK holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto being recognized in net income (loss) each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. We adopted this guidance effective September 9, 2025, upon the completion of our initial purchase of LINK as part of the inauguration of our digital asset treasury strategy.
We initially record our LINK purchases at cost, with any subsequent changes in fair value recognized as incurred in the accompanying consolidated statements of operations. The fair value of our LINK is adjusted and disclosed within the accompanying consolidated balance sheets at the end of each reporting period. We determine the fair value of our LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that we have determined is our principal market for LINK (Level 1 inputs). In the event of a sale, we will calculate the gain (loss) to be recognized as the difference between the sales price, net of transaction costs, and the carrying value of the LINK sold immediately prior to sale. We use the first-in, first-out cost basis method when calculating the gain (loss) on sale.
Income Taxes
We account for income taxes under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all the deferred tax assets will not be realized.

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
Accounting Policies and Estimates of Consolidated Funds
We believe the following critical accounting policies affect the consolidated funds’ more significant estimates and judgments used in the preparation of our consolidated financial statements.
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
The consolidated funds receive deposits for events and rooms. Such deposits are deferred and are included in other liabilities on the accompanying consolidated balance sheets. The deposits are credited to consolidated funds – hospitality revenue when the specific event takes place.
Consolidated funds – other revenue
Consolidated funds - other revenue primarily consists of rental revenue of $0.6 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential and commercial properties of our consolidated funds.
In addition, consolidated funds – other revenue includes interest income, which is generated by a consolidated funds lending activity. There was no interest income for the year ended December 31, 2025. For the year ended December 31, 2024, there was $5.9 million of interest income. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, the consolidated funds, including, without limitation, operating costs, depreciation and amortization, interest expense on debt held by the consolidated funds, gain on extinguishment of debt, gain on derivative instruments, insurance expenses, professional fees and other costs associated with administering and supporting those funds.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from volatility in the digital asset market relating to LINK and interest rate risk relating to variable-rate borrowings.
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

In addition, LINK held with custodians or transacted through trading partners are not subject to the protections available for cash or securities held with institutions regulated by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. We may also be unable to obtain term loans or complete other capital-raising transactions using our unencumbered LINK holdings as collateral, particularly during periods of market stress or following significant declines in the price of LINK. If we are unable to transact in LINK, raise capital using LINK as collateral, or otherwise generate liquidity from our LINK holdings - and especially if we are required to sell LINK at a substantial loss to meet working capital requirements - our business and financial condition could be materially and adversely affected.
Interest Rate Risk
In addition to our LINK digital asset treasury strategy, to meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time-to-time, we may enter into interest rate hedge contracts such as swaps, caps, collars, treasury locks, options and forwards to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2025, our debt included fixed-rate debt with a fair value and carrying value of $60.2 million and $65.6 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of December 31, 2025, our debt included variable-rate debt with a fair value and carrying value of $14.8 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2025 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.1 million annually.
Credit Risk
Substantially all the Company’s revenues are generated from the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia. The Company mitigates the associated risk by:
•diversifying our investments in real estate assets across multiple asset types, including hospitality, commercial, single-family, multi-family, and self-storage properties.

•diversifying our investments in real estate assets across multiple geographic locations including different markets and sub-markets in which our real estate assets are located.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) Trading Plans
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule "10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements
The Financial Statements are included herein at pages F-4 through F-8.
Financial Statement Schedules
All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, the required information is contained elsewhere in this Annual Report on Form 10-K, or the schedules are inapplicable and have therefore been omitted.
Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CaliberCos Inc. (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023
3.2	Amended and Restated Bylaws of CaliberCos Inc. (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
3.3
Certificate of Designation, Preferences and Rights relating to the Series A Convertible Preferred Stock, dated November 26, 2024 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on December 4, 2024)

3.4
Certificate of Designation, Preferences and Rights relating to the Series AA Cumulative Redeemable Preferred Stock, dated March 5, 20245 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 11, 2025)

3.5
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on April 23, 2025 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.'s Form 8-K filed with the SEC on April 25, 2025)

3.6	Certificate of Adoption of Bylaw Amendment (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.'s Form 8-K filed with the SEC on June 20, 2025)
3.7
Certificate of Designation, Preferences and Rights relating to the Series B Convertible Preferred Stock, dated September 11, 2025 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.'s Form 8-K filed with the SEC on September 17, 2025)

3.8	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on February 5, 2026)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.'s Form 10-K filed with the SEC on March 31, 2025)
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

4.4	Promissory Note, issued by the Company to the Investor (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
4.5	Common Stock Purchase Warrant, issued by the Company to the Investor (incorporated by reference to Exhibit 4.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
4.6	Common Stock Purchase Warrant, issued by the Company to the Investor (incorporated by reference to Exhibit 4.3 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2025)

Exhibit No.	Description
4.8	Form of Note (incorporated by reference to Exhibit 4.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2025)
4.9	Representative’s Warrants (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 17, 2025)
4.10
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

10.16	Contribution Agreement dated June 30, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 024-11016), filed with the SEC on July 7, 2023)

Exhibit No.	Description
10.17	Securities Purchase Agreement, dated March 20, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
10.18	Registration Rights Agreement, dated March 20, 2025, between the Company and the Investor (incorporated by reference to Exhibit 10.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 26, 2025)
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
10.22
First Amendment to Equity Purchase Agreement, dated March 20, 2025 between the Company and the Investor (incorporated by reference to Exhibit 10.23 of CaliberCos Inc.’s Form S-1 filed with the SEC on April 14, 2025)

10.23	Employment Agreement between CaliberCos Inc. and Gregory Randolph James (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K/A filed with the SEC on July 15, 2025)
10.24	Advisory Agreement (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 10, 2025)
10.25	Securities Purchase Agreement, dated September 11, 2025 (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 17, 2025)
10.26	Form of Conversion Agreement (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on November 3, 2025)
10.27	Amendment of CaliberCos Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on February 5, 2026)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of CaliberCos Inc.'s Form 10-K filed with the SEC on March 31, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of CaliberCos Inc.'s Form 10-K filed with the SEC on March 31, 2025)
21.1*	Subsidiaries
23.1*	Consent of Urish Popeck & Co., LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of CaliberCos Inc.'s Form 10-K filed with the SEC on March 31, 2025)
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
_____________________________

*	Filed herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on March 25, 2026.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	March 25, 2026
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer	March 25, 2026
Jade Leung	(Principal Accounting Officer)

/s/ Jennifer Schrader	President and Vice-Chairperson	March 25, 2026
Jennifer Schrader

/s/ William J. Gerber	Director	March 25, 2026
William J. Gerber

/s/ Michael Trzupek	Director	March 25, 2026
Michael Trzupek

/s/ Dan Hansen	Director	March 25, 2026
Dan Hansen

/s/ Lawrence Taylor	Director	March 25, 2026
Lawrence Taylor

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm PCAOB ID 1013

Shareholders and Board of Directors
CaliberCos, Inc and Subsidiaries
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CaliberCos, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses, and negative cash flows from operations. The Company is dependent on its ability to increase revenues and obtain financing to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, any audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Crypto Assets Held on the Balance Sheet
Critical Audit Matter Description
As described in Notes 1, 2 and 4 to the consolidated financial statements, the Board of Directors approved the adoption of a digital asset treasury strategy and a digital asset treasury policy. Under this strategy and policy, the Company may allocate a portion of its treasury funds to acquire cryptocurrencies. The Company accounts and presents its digital assets in accordance with Accounting Standards Update 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60), with initial measurement at cost plus transaction fees directly attributable to each acquisition, and the Company continues to track cost basis using the specific-identification method. At each reporting date, the Company remeasures its digital assets at fair value, determined under ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for its digital assets (Level 1 inputs), with changes recognized in unrealized gains (losses) on digital assets, net, in the consolidated statements of operations.
The principal considerations for our determination of the valuation of crypto assets that are held on the balance sheet is a critical audit matter includes the complexity of the digital ecosystem, digital assets exhibit extreme price volatility, fragmented pricing across exchanges, and an absence of centralized valuation sources. Auditors must determine whether management’s valuation approach is reasonable, which often involves challenging and subjective judgment.
How the Critical Matter Was Addressed in the Audit
The primary audit procedures to address this critical audit matter included:
•Obtained an understanding over the Company’s process and controls for evaluating the estimate in the fair valuation of crypto assets and related fair market valuation gains or losses.
•Utilizing an independent third-party pricing service to reprice the crypto assets held at December 31, 2025 and selected transactions for the year then ended.
•Confirmed the crypto assets held at December 31, 2025 with the Company’s third-party custodian noting the custodian is a reputable digital asset platform.
•Obtained an inspected third-party custodian SOC 1, Type 2 certification.

/s/ Urish Popeck & Co., LLC
We have served as the Company's auditor since 2024
Pittsburgh, Pennsylvania
March 25, 2026

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2025	December 31, 2024
ASSETS
Cash	$2,538	$1,766
Restricted cash	2,628	2,582
Real estate investments, net	21,689	21,572
Digital assets	6,850	—
Notes receivable - related parties, allowance of $909 and $0, respectively	7,348	105
Due from related parties, allowance of $4,071 and $3,985, respectively	10,086	6,965
Investments in unconsolidated entities	11,624	15,643
Operating lease - right of use assets	98	147
Prepaid and other assets	2,368	3,501
Assets of consolidated funds
Cash	326	549
Restricted cash	524	—
Real estate investments, net	10,807	45,090
Intangible assets, net	46,330	—
Notes receivable - related parties, no allowance	936	6,848
Due from related parties, allowance of zero and $28, respectively	220	320
Operating lease - right of use assets	10,757	—
Prepaid and other assets	267	447
Total assets	$135,396	$105,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, net	$46,347	$50,450
Accounts payable and accrued expenses	7,325	9,532
Series AA cumulative redeemable preferred stock, net of issuance costs, $25.00 per share stated value, 800,000 shares authorized, 221,434 and zero shares issued and outstanding as of December 31, 2025 and 2024, respectively	5,101	—
Due to related parties	186	313
Operating lease liabilities	64	93
Other liabilities	771	750
Liabilities of consolidated funds
Notes payable, net	33,605	29,172
Notes payable - related parties	2,330	2,047
Accounts payable and accrued expenses	1,719	1,207
Due to related parties	861	79
Operating lease liabilities	10,757	—
Other liabilities	99	639
Total liabilities	109,165	94,282

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2025	December 31, 2024
Commitments and Contingencies (Note 12)
Series A non-cumulative convertible preferred stock, $0.001 par value; 22,500,000 authorized and 5,875 and 5,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	$—	$—
Series B convertible preferred stock, $0.001 par value; 50,000 authorized and 15,868 and zero shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 6,534,319 and 759,370 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7	1
Class B common stock, $0.001 par value; 15,000,000 shares authorized, 370,822 shares issued and outstanding as December 31, 2025 and 2024	—	—
Paid-in capital	79,731	44,017
Accumulated deficit	(78,405)	(56,607)
Stockholders’ equity (deficit) attributable to CaliberCos Inc.	1,333	(12,589)
Stockholders’ equity attributable to noncontrolling interests	24,898	23,842
Total stockholders’ equity	26,231	11,253
Total liabilities and stockholders’ equity	$135,396	$105,535

The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2025	2024
Revenues
Asset management revenues	$14,391	$16,879
Performance allocations	27	358
Consolidated funds – hospitality revenues	5,057	26,476
Consolidated funds – other revenues	622	7,406
Total revenues	20,097	51,119

Expenses
Operating costs	13,848	23,939
General and administrative	5,755	6,776
Marketing and advertising	796	751
Depreciation and amortization	664	593
Consolidated funds – hospitality expenses	4,743	26,503
Consolidated funds – other expenses	1,865	5,870
Total expenses	27,671	64,432

Other expense, net	(3,304)	(3,093)
Change in fair value of digital assets	(5,793)	—
Interest income	356	360
Interest expense	(6,712)	(5,424)
Net loss before income taxes	(23,027)	(21,470)
Provision for income taxes	—	—
Net loss	(23,027)	(21,470)
Net loss attributable to noncontrolling interests	(1,229)	(1,693)
Net loss attributable to CaliberCos Inc.	$(21,798)	$(19,777)
Basic and diluted net loss per share attributable to common stockholders	$(7.70)	$(17.90)
Weighted average common shares outstanding:
Basic and diluted	2,830	1,100
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Preferred Stock				Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Series A		Series B		Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2023	—	$—	—	$—	694	$1	371	$—	$39,452	$(36,830)	$63,395	$66,018
Issuance of preferred stock	5	—	—	—	—	—	—	—	2,000	—	—	2,000
Issuance of common stock, net of issuance costs	—	—	—	—	10	—	—	—	188	—	—	188
Equity based compensation expense	—	—	—	—	55	—	—	—	2,377	—	—	2,377
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	16,635	16,635
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(2,051)	(2,051)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(6,110)	(6,110)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	—	(46,334)	(46,334)
Net loss	—	—	—	—	—	—	—	—	—	(19,777)	(1,693)	(21,470)
Balances as of December 31, 2024	5	—	—	—	759	1	371	—	44,017	(56,607)	23,842	11,253
Issuance of preferred stock, net of issuance costs	1	—	16	—	—	—	—	—	15,662	—	—	15,662
Issuance of common stock, net of issuance costs	—	—	—	—	5,604	6	—	—	18,108	—	—	18,114
Equity based compensation expense	—	—	—	—	171	—	—	—	1,944	—	—	1,944
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	211	211
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	(910)	(910)
Consolidation of VIE	—	—	—	—	—	—	—	—	—	—	23,333	23,333
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	—	(20,349)	(20,349)
Net income (loss)	—	—	—	—	—	—	—	—	—	(21,798)	(1,229)	(23,027)
Balances as of December 31, 2025	6	$—	16	$—	6,534	$7	371	$—	$79,731	$(78,405)	$24,898	$26,231
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(23,027)	$(21,470)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	664	593
Non-cash lease expense and gain on lease extinguishment	21	21
Non-cash interest income	—	(184)
Non-cash interest expense	100	—
Equity-based compensation	1,944	2,378
Change in fair value of digital assets	5,793	—
Loss on disposal of furniture, fixtures and equipment	—	46
Loss on extinguishment of debt	339	12
Loss on investments in unconsolidated entities	3,420	4,772
Loss on notes receivable - related parties	955	—
Impairment	—	(10)
Amortization (accretion) of above-market/below market leases and straight-line rent, net	(199)	404
Amortization of deferred financing costs and notes payable discount	635	73
Bad debt expense	86	3,995
Changes in operating assets and liabilities:
Due from related parties	(3,354)	2,301
Prepaid expenses, right-of-use assets and other assets	1,081	(654)
Accounts payable and accrued expenses	(2,495)	1,546
Due to related parties	(126)	(11)
Lease liabilities and other liabilities	177	(131)
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation	1,641	5,580
Non-cash lease expense	—	(9)
Non-cash interest expense	283	—
Loss on the disposition of real estate	6	294
Loss on extinguishment of debt	110	—
Gain on derivative instruments	—	(311)
Gain on disposal of furniture, fixtures and equipment	—	(9)
Amortization of advanced key money	—	(12)
Accretion of above-market/below market leases and straight-line rent, net	—	(164)
Amortization of deferred financing costs	44	353
Bad debt expense	3	84
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable	2	(1,256)
Due from related parties	(350)	(412)
Prepaid expenses, right-of use assets and other assets	(113)	757
Accounts payable and accrued expenses	532	1,037
Due to related parties	(77)	1,028
Lease liabilities and other liabilities	(160)	(86)
Net cash (used in) provided by the Company's operating activities	(12,065)	555

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2025	2024
Cash Flows From Investing Activities
Investments in real estate assets	$(1,030)	$(882)
Purchases of digital assets	(12,643)	—
Investments in unconsolidated entities	(290)	(1,260)
Return of capital from unconsolidated entities	2,014	—
Funding of notes receivable - related parties	(10,224)	(1,105)
Payment received on notes receivable - related parties	2,026	8,158
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	616	—
Deconsolidation of VIEs	(4,544)	(17,293)
Investments in real estate assets	(105)	(2,857)
Funding of notes receivable - related parties	(1)	(21,161)
Payment received on notes receivable - related parties	460	16,771
Net cash used in the Company's investing activities	(23,721)	(19,629)

Cash Flows From Financing Activities
Payment of deferred financing costs	(376)	(100)
Proceeds from notes payable	5,987	3,465
Repayments of notes payable	(8,325)	(6,553)
Payment of loan extinguishment fees	—	(9)
Proceeds from the issuance of preferred stock, net of issuance costs	15,451	1,974
Proceeds from the issuance of common stock, net of issuance costs	15,615	6
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	4,943	—
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(553)	(1,352)
Proceeds from notes payable	22,953	16,586
Repayments of notes payable	(18,091)	(17,460)
Proceeds from notes payable - related parties	—	511
Repayments of notes payable - related parties	—	(511)
Contributions from noncontrolling interest holders	211	16,635
Redemptions of noncontrolling interests	—	(751)
Distributions to noncontrolling interest holders	(910)	(6,110)
Net cash provided by the Company's financing activities	36,905	6,331

CALIBERCOS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Years Ended December 31,
	2025	2024
Net Change in Cash and Restricted Cash	$1,119	$(12,743)
Cash and Restricted Cash at Beginning of Period	4,897	17,640
Cash and Restricted Cash at End of Period	$6,016	$4,897

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$2,315	$3,805
Restricted cash at beginning of period	2,582	13,835
Cash and restricted cash at beginning of period	$4,897	$17,640

Cash at end of period	$2,864	$2,315
Restricted cash at end of period	3,152	2,582
Cash and restricted cash at end of period	$6,016	$4,897
The accompanying notes are an integral part of these consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”) is an alternative asset manager of private syndication and direct investment real estate funds complemented with being a provider of a full suite of traditional real estate services, and a holder of Digital Asset Treasury (“DAT”) strategy in Chainlink (“LINK”). The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of December 31, 2025, the Company had operations in Arizona with a focus on hospitality, multifamily, and multi-tenant industrial real estate.
In general, the Company’s Platform is comprised of investments in digital assets through its corporate treasury and in a family of private equity real estate (“PERE”) funds which are organized as operating partnerships, in which multiple unrelated passive investors own partnership interests. In addition, the Company is designated as the manager and/or general partner of the partnership. Depending on the legal structure and arrangements between the Company and the funds, the Company may or may not consolidate the partnerships for financial reporting purposes. For funds in which the Company is determined to be the controlling party or primary beneficiary for financial reporting purposes, the fund is consolidated, and the passive investors’ ownership is presented as noncontrolling interest in the accompanying consolidated financial statements (“Consolidated Funds”, and collectively with the Company, the “Consolidated Company”, “Caliber”, “we”, “our”, and “us”). For funds in which the Company is not determined to be the controlling party for financial reporting purposes, the fund is not consolidated, and any fees earned from the fund are included in fund management revenue in the accompanying consolidated financial statements. See Note 2 – Summary of Significant Accounting Policies for more detail.
Reverse Stock Split: 1-for-20
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
Equity Line of Credit
Concurrent with the execution of the Purchase Agreement with the Investor above, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with the Investor pursuant to which the Company may sell and issue to the Investor, and the Investor may purchase from the Company, up to $25.0 million of Common Stock (the “Put Shares”). Under the Equity Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor, by its delivery to the Investor of a put notice from time to time, to purchase Put Shares (i) in a minimum amount not less than $5,000 and (ii) in a maximum amount up to the lesser of (a) $500,000 or (b) 40% of the Average Daily Trading Value (as defined in the Equity Purchase Agreement). In connection with the Equity Purchase Agreement, the Company issued the Investor a five-year common

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock purchase warrant for the purchase of 10,000 shares of the Common Stock at an initial exercise price of $30 per share (the “ELOC Warrant”).
The Company shall not affect any sales of the Put Shares under the Equity Purchase Agreement and the Investor shall not have the obligation to purchase Put Shares under the Equity Purchase Agreement to the extent that such issuance would exceed the Exchange Cap (as defined below). Shareholder approval is required to effectuate the transactions contemplated by the Equity Purchase Agreement, including but not limited to the issuance of Common Stock and the ELOC Warrant in excess of 78,441 shares of Common Stock (the “Exchange Cap”).
During the year ended December 31, 2025, the Company issued put notices requiring the Investor to purchase a total of 3,006,134 shares of common stock for net proceeds of $6.4 million. No put notices pursuant to the Equity Purchase agreement were issued prior to July 16, 2025.
ATM Equity Distribution Agreement
On August 22, 2025, the Company entered into an at-the-market (“ATM”) equity distribution agreement providing for the sale of up to $10.3 million of our Class A common stock. During the year ended December 31, 2025, we have issued 1,671,568 shares under the ATM program for net proceeds of $8.4 million.
Liquidity and Going Concern
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At December 31, 2025, the Company had a portfolio of corporate notes, whose composition and characteristics are similar to those reported in prior periods. At December 31, 2025, the portfolio consisted of 178 unsecured notes with an aggregate principal balance of $29.6 million. As of March 25, 2026, an aggregate of $24.5 million of the corporate and convertible notes have matured or will mature within the 12-month period subsequent to when these financial statements were issued. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term.
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
To satisfy the maturity of these corporate notes, the Company intends to continue to implement the following strategies:
i.Raise $20 million of preferred stock series AA financing through its Reg A+ offering, which was qualified on March 12, 2025. From program inception through March 25, 2026, the Company has raised $6.4 million of Series AA preferred stock.
ii.Refinance its existing 12-month term notes into a new 36-month term corporate note program. From program inception through March 25, 2026, the Company has successfully refinanced $6.4 million of 12-month term corporate notes into its 36-month term corporate note program.
iii.Convert corporate notes into shares of Caliber common stock. In October 2025, the Company launched its note conversion program (the “Program”) whereby holders (the “Note Holders”) of outstanding promissory notes (the “Notes”) will convert and cancel all or part of the Note Holders’ Notes in exchange for shares of Class A common stock, par value $0.001 (the “Conversion Agreement”) at a per share conversion price equaling the lower of (i) the average

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
closing price of the Company’s Class A common stock over the five trading days prior to the execution of the respective Conversion Agreement, or the (ii) closing bid price of the Company’s Class A common stock the business day preceding the execution of the respective Conversion Agreement (the “Conversion Prices”). From program inception through March 25, 2026, we have successfully converted $1.9 million of corporate notes into 564,731 shares of Class A common stock. The Conversion Prices ranged from $3.14 to $3.72 per share.
iv.Raise equity capital in support of its Chainlink (“LINK”) strategy through its approved ELOC and ATM facilities, with a portion of the proceeds allocated to general corporate purposes. From program inception through March 25, 2026, the Company generated $37.7 million million in net cash from equity issuances across all sources.
In addition to the financing actions noted, management continues to execute various plans implemented in the year to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with reported actions taken in prior reporting periods, management plans to continue to i) reduce operating costs, ii) collect all or part of its $10.7 million in accounts receivables, iii) collect all or part of its $11.6 million in investments from its managed funds, iv) increase capital raise through continued expansion of fundraising channels, v) sell or accept investment into its corporate headquarters, vi) place debt on unencumbered assets, and/or vii) generate planned cash from operations.
During the year ended December 31, 2025, as part of the execution of our aforementioned plans, we raised $33.8 million net in new equity in support of the Company’s LINK strategy, investing $12.6 million in LINK and maintaining $2.5 million in unrestricted cash on hand. The Company collected $2.1 million in notes receivable, $12.5 million in accounts receivable, and $2.0 million in redemptions of investments from its managed funds. In addition, the Company has implemented broad-based cost reductions, most notably being further workforce reductions, which are expected to result in annualized cost savings of $3.9 million in compensation and employee benefit expenses.
After consideration of the implemented and planned actions, management concluded these plans are not within the Company’s control and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
Note 2 – Summary of Significant Accounting Policies
Accounting Policies of the Company
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. GAAP. The accompanying consolidated financial statements include the Company’s accounts, its consolidated subsidiaries, and legal entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. The equity and net income or loss attributable to noncontrolling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets, statements of operations, and statements of changes in stockholders’ equity. All intercompany balances and transactions have been eliminated in consolidation.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Digital Assets
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's LINK holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 9, 2025, upon the completion of its initial purchase of LINK as part of the inauguration of its digital asset treasury strategy.
The Company initially records its LINK purchases at cost, with any subsequent changes in fair value recognized as incurred in the Company's consolidated statements of operations. The fair value of the Company’s LINK is adjusted and disclosed within the Company's consolidated balance sheets at the end of each reporting period. The Company determines the fair value of its LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for LINK (Level 1 inputs). A deferred tax asset or liability is recorded for subsequent changes in fair value of the Company’s digital assets, representing the temporary difference between the carrying amount and tax basis of the assets.
Consistent with the Company’s digital asset treasury strategy, its intent is to make consistent purchases of LINK over time, establishing a material position in LINK holdings within its treasury. In the event of a sale, the Company will calculate the gain or loss to be recognized as the difference between the sales price, net of transaction costs, and carrying value of the LINK sold immediately prior to sale. The Company uses the first-in, first-out cost basis method when calculating the gain or loss on sale.
Investments in Unconsolidated Entities
If an entity is not a VIE, the Company’s determination of the appropriate accounting method with respect to our investments in limited liability companies and other investments is based on voting control. For the Company’s managing member interests in limited liability companies, the Company is presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. The Company accounts for our non-controlling investments in these entities under the equity method. The Company’s investments in unconsolidated subsidiaries in which we can exercise significant influence over operating and financial policies, but do not control, or entities which are VIEs in which we are not the primary beneficiary are accounted for under the

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
equity method. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the equity method investment’s earnings and distributions. The Company’s share of the earnings or loss from equity method investments is included in other income (expenses), net on the accompanying consolidated statements of operations. The Company evaluates its investments in unconsolidated entities for impairment when events and circumstances indicate that the fair value of the entities might be less than the carrying value.
The Company’s determination of the appropriate accounting treatment for an investment in a subsidiary requires judgment of several factors including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. Different judgments or conclusions as to the level of the Company’s control or influence, could result in a different accounting treatment, such as consolidation. While consolidating an investment generally would have no impact on the Company’s net income or stockholders’ deficit, consolidation does impact the individual income statement and balance sheet line items on the Company’s consolidated financial statements, by effectively “grossing up” the Company’s consolidated statements of operations and balance sheets.
As of December 31, 2025 and 2024, the carrying amount of the Company’s investments in unconsolidated entities was $11.6 million, and $15.6 million, respectively, net of $6.9 million and $4.0 million, respectively, of impairments primarily related to the winding down of Caliber Fixed Income Fund III (“CFIF III”) in 2024.
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, the Company is entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the year ended December 31, 2025, the Company had impairment losses of $3.5 million related to its investments in unconsolidated entities. There were no impairment losses during the year ended December 31, 2024.
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
For the years ended December 31, 2025 and 2024, depreciation expense for the Company was $0.7 million and $0.6 million, respectively.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is determined not to be recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount to the Company’s estimate of the undiscounted net future cash flows resulting from the use of the asset, excluding interest charges. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.
For the years ended December 31, 2025 and 2024, the Company had no impairment losses related to its real estate and other long-lived assets.
Concentration of Credit Risk
Substantially all the Company’s revenues are generated from the activities completed through its Platform, including the management, ownership and/or operations of real estate assets located in Alaska, Arizona, Colorado, Kansas, Texas, and Virginia. The Company mitigates the associated risk by:
•diversifying our investments in real estate across hospitality, multi-family, and multi-tenant industrial asset types;
•diversifying our investments in real estate assets across multiple geographic locations including different markets and sub-markets in which our real estate assets are located;

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Noncontrolling Interests in Consolidated Real Estate Partnerships
The Company reports the unaffiliated partners’ interests in the net assets of the Company’s consolidated real estate partnerships as noncontrolling interests within the accompanying consolidated statements of changes in stockholders’ equity. Noncontrolling interests consist of equity interests held by limited partners in consolidated real estate partnerships. The Company attributes to noncontrolling interests their share of income or loss of the consolidated partnerships based on the Company’s proportionate interest in the results of operations of the partnerships, including the Company’s share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity and partners’ capital accounts.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Performance allocations are an arrangement in which the Company is entitled to an allocation of investment returns, generated within the investment funds which we manage, based on a contractual formula. The Company typically receive 15.0% to 35.0% of all cash distributions from (i) the operating cash flow of each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of preferred capital contributions; and (ii) the cash flow resulting from the sale or refinance of any real estate assets held by each fund, after payment to the related fund investors of any accumulated and unpaid priority preferred returns and repayment of initial preferred capital contributions. Our funds’ preferred returns range from 6.0% to 12.0%, typically 6.0% for common equity or 10.0% to 12.0% for preferred equity, which does not participate in profits. Performance allocations are related to services which have been provided and are recognized when it is determined that they are no longer probable of significant reversal, which is generally satisfied when an underlying fund investment is realized or sold. These revenues are included in performance allocations in the accompanying consolidated statements of operations.
Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third-party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of December 31, 2025 and 2024. For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
The Company identified two separate lease components as follows: i) land lease component, and ii) single property lease component comprised of building, land improvements and tenant improvements. The Company’s leases also contain provisions for tenants to reimburse the Company for maintenance and other property operating expenses, which are non-lease components.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company elected the practical expedient to combine lease and non-lease components, and the non-lease components will be included with the single property lease component as the predominant component.
Lessee
To account for leases for which the Company is the lessee, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date.
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
Accounts Receivable
Accounts receivable primarily consist of reimbursable expenses from third-party development projects. The Company continually reviews receivables and determines collectability by taking into consideration the history of past write-offs, collections, current credit conditions, payment history, and the financial condition of the related third-party service providers. If the collectability of a receivable is uncertain, the Company will record an increase in the allowance for doubtful accounts. Amounts that are determined to be uncollectible with a high degree of certainty are written off through bad debt expense, which is included in operating costs on the accompanying consolidated statements of operations.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all the deferred tax assets will not be realized.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A valuation allowance is required to reduce the balance of a deferred tax asset if it is determined that it is more likely than not that all or some portion of the deferred tax asset will not be realized due to the lack of sufficient taxable income or other limitation on the Company’s ability to utilize the loss carryforward.
The Company recognizes the impact of an income tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Any related interest and penalties would be classified as income taxes in the accompanying consolidated statements of operations. See Note 10 – Income Taxes for more detail.
Share-Based Compensation
In July 2024, the Board of Directors approved the 2024 Incentive Stock Plan (the “2024 Plan”) which was amended and restated in January 2026 to (i) increase the number of shares available for grant of awards by 1,000,000 shares and (ii) to incorporate provisions for annual increases under the 2024 Plan on the first day of each calendar year, beginning on January 1, 2027 and ending on January 1, 2034, equal to 15% of the total shares of our Class A common stock outstanding on the last day of the immediately preceding calendar year.

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
Accounting Policies of Consolidated Funds
Accounting for Real Estate Investments
Upon the acquisition of real estate properties, a determination is made as to whether the acquisition meets the criteria to be accounted for as an asset acquisition or a business combination. The determination is primarily based on whether the assets acquired, and liabilities assumed meet the definition of a business. The determination of whether the assets acquired, and liabilities assumed meet the definition of a business includes a single or similar asset threshold. In applying the single or similar asset threshold, if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired, and liabilities assumed are not considered a business. Most of our consolidated fund acquisitions meet the single or similar asset threshold, because substantially all the fair value of the gross assets acquired is attributable to the real estate assets acquired.
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
There were no asset acquisitions or dispositions by the Company or the consolidated funds during the years ended December 31, 2025 and 2024.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets, net
The consolidated funds intangible assets consist of lease rights to 100 acres of land located within the Salt River Pima Maricopa Indian Community, comprising seven parcels. The lease rights were acquired in October 2022 for $48.7 million and are being amortized on a straight-line basis over the remaining lease term at acquisition of 66 years. As of December 31, 2025, the carrying value of the lease rights was $46.3 million, net of accumulated amortization, and is included in intangible assets, net, on the consolidated balance sheet.

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
For the years ended December 31, 2025 and 2024, depreciation expense of the consolidated funds was $1.6 million and $5.6 million, respectively.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is determined to not be recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the consolidated funds assess its recoverability by comparing the carrying amount to our estimate of the undiscounted net future cash flows resulting from the use of the asset, excluding interest charges. If the carrying amount exceeds the aggregate undiscounted future cash flows, the consolidated funds recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the asset.
For the years ended December 31, 2025 and 2024, the consolidated funds did not record an impairment loss related to real estate and other long-lived assets.
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
The consolidated funds have performance obligations to provide accommodations and other ancillary services to hotel guests. As compensation for such goods and services, the consolidated funds are typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. These fees are generally payable at the time the hotel guest checks out of the hotel. The consolidated funds generally satisfy the performance obligations over time and recognize the revenue from room sales and from other ancillary guest services daily, as the rooms are occupied, and the services have been rendered.
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
Consolidated funds – other revenue
Consolidated funds – other revenue includes rental revenue of $0.6 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential and commercial properties of the consolidated funds.
In accordance with ASC 842, Leases (“ASC 842”), at the inception of a new lease arrangement, including new leases that arise from amendments, the consolidated funds assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the consolidated funds obtain a guarantee for the value of the asset from a third-party, the consolidated funds classify the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of December 31, 2025. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
The consolidated funds identified two separate lease components as follows: i) land lease component, and ii) single property lease component comprised of building, land improvements and tenant improvements. The consolidated funds leases also contain provisions for tenants to reimburse the consolidated funds for maintenance and other property operating expenses, which are non-lease components. The consolidated funds elected the practical expedient to combine lease and non-lease components, and the non-lease components will be included with the single property lease component as the predominant component.
In addition, consolidated funds - other revenue includes interest income, which is generated by a consolidated funds lending activity. There was no interest income for the year ended December 31, 2025. For the year ended December 31, 2024, there was

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$5.9 million of interest income. Interest income is recognized on the accrual basis of accounting in accordance with the lending agreements over the term of the respective loan agreement.
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
•Level 3 – Unobservable inputs for the asset or liability. These unobservable inputs reflect assumptions about what market participants would use to price the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting company’s own data).
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740, Income Taxes). ASU 2023-09, which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024. The amendments in ASU 2023-09 were adopted by the Company on a retrospective basis. There was no material impact to the Company's consolidated financial statements as a result of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

In March 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Clarifications to Expected Credit Losses Guidance. The amendments in ASU 2025-05 are intended to reduce the operational burden associated with applying the current expected credit losses (“CECL”) model to portfolios with large volumes of short-term receivables. The update confirms that entities may apply simple, well-designed loss-rate approaches when estimating expected credit losses and clarifies the interaction between the guidance in Topic 326 and contract assets recognized under Topic 606, Revenue from Contracts with Customers. The amendments are intended to improve consistency and comparability in the application of the CECL model in practice. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in ASU 2025-11 are intended to enhance the clarity and usability of the interim reporting guidance in Topic 270. Among other changes, the update defines when the guidance in Topic 270 applies, clarifies what constitutes interim financial statements and accompanying notes prepared in accordance with generally accepted accounting principles (“GAAP”), and organizes existing interim disclosure requirements from across the Codification into Topic 270. The amendments also introduce a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its consolidated financial statements and related disclosures.
Note 3 – VIEs
Management has determined that the equity holders in the Company’s consolidated entities, as a group, lack the power to direct the activities that most significantly impact the entities’ economic performance and/or have disproportionate voting rights relative to their equity. The Company was determined to be the primary beneficiary of each of these entities since it has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual entities.
Generally, the assets of the individual consolidated VIEs can only be used to settle liabilities of each respective individual consolidated VIE and the liabilities of each respective VIE, including VIEs which it consolidates, are liabilities for which creditors or beneficial interest holders do not have recourse to the general credit of the Company. When the VIE is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the interests in the VIEs are included in non-controlling interest in the accompanying consolidated financial statements. The Company has provided financial support to certain consolidated VIEs in the form of short-term financing and guarantees of the debts of certain VIEs. In general, the Company’s maximum exposure to loss due to involvement with the consolidated VIEs is limited to the amount of capital investment in the VIE, if any, or the potential obligation to perform on the guarantee of debts.
During the year ended December 31, 2025, the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (“TCC”), a VIE which refinanced a loan secured by a hotel property it owns. With the refinancing of this loan, the Company no longer guarantees the debt, and it is therefore not obligated to absorb the respective VIE’s income or loss and is no longer

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determined to be the primary beneficiary. The Company aggregates and reports on the results of operations of TCC in consolidated fund revenues and consolidated fund expenses within the accompanying consolidated statements of operations through the date of deconsolidation.
In addition, during the year ended December 31, 2025, the Company consolidated Riverwalk 1 HoldCo, LLC, Riverwalk 2 HoldCo, LLC, Riverwalk 3 HoldCo, LLC, Riverwalk 4 HoldCo, LLC, Riverwalk 5 HoldCo, LLC, Riverwalk 6 HoldCo, LLC, and Riverwalk 7 HoldCo, LLC (“Riverwalk”) because the Company was determined to be the primary beneficiary as it had the power to direct the activities and the obligations to absorb their losses through its guarantee of the indebtedness secured by Riverwalk’s assets. The consolidation of Riverwalk consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

As of December 31, 2025
Assets
Cash	$301
Restricted cash	315
Real estate investments, net	607
Intangible assets, net	46,330
Due from related parties	1,993
Operating lease - right of use assets	10,757
Prepaid and other assets	244
Total assets	$60,547

Liabilities
Notes payable, net	$22,003
Accounts payable and accrued expenses	1,083
Due to related parties	3,319
Operating lease liabilities	10,757
Other liabilities	51
Total liabilities	37,213

Stockholders’ equity	23,334
Total liabilities and stockholders’ equity	$60,547
During the year ended December 31, 2024, L.T.D. Hospitality Group LLC (“L.T.D.”) contributed one hotel from its portfolio to Caliber Hospitality, LP in exchange for $4.9 million in cash, net of closing costs, and $9.6 million in operating partnership units. In conjunction with the L.T.D. contribution, Caliber Hospitality, LP entered a new $14.1 million loan facility with a third-party lender resulting in a consolidation reconsideration event. Upon this reconsideration event, the Company reconsidered its consolidation conclusion, given the change in economics, and concluded that the Company was no longer the primary beneficiary, as its potential obligation to absorb the losses, through its guarantee of the indebtedness secured by the hospitality assets, was no longer significant to Caliber Hospitality, LP or the Caliber Hospitality Trust. As such, during the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP, the Caliber Hospitality Trust, and their consolidated subsidiaries. The Company aggregated and reported the results of operations of these VIEs in consolidated fund revenues and consolidated fund expenses within the accompanying condensed consolidated statements of operations through the date of deconsolidation. Additionally, during year ended December 31, 2024, the Company deconsolidated Elliot, DT Mesa, and CFIF III. The Company’s investment in these assets, as well as the assets of Caliber Hospitality, LP, are no longer eliminated and are included in investments in unconsolidated entities on the accompanying consolidated balance sheets dated December 31, 2025 and 2024.
See Note 12 – Commitments and Contingencies for additional information related to the commitments and contingencies of these VIEs.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Digital Assets
The Company accounts for its digital assets, which are comprised solely of LINK, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s digital assets are initially recorded at cost and then subsequently measured at fair value as of the end of each reporting period. The Company determines the fair value of its LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for LINK (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's consolidated statements of operations, as “Change in fair value of digital assets”, included below operating expenses.
At December 31, 2025, the Company held 562,535, LINK with a cost basis of $12.6 million and a fair value of $6.8 million. All LINK were acquired during the year ended December 31, 2025, and the Company has not sold any of its LINK holdings as of that date. The Company recognized an unrealized loss of $5.8 million or 45.8%, for the year ended December 31, 2025, and the fair value per LINK was $12.18 per token at December 31, 2025.
The following table summarizes the Company’s unrealized losses on digital assets calculated consistently with ASU 2023-08 (in thousands).

	Years Ended December 31,
	2025	2024
Change in fair value of digital assets	$(5,793)	$—
A significant amount of the Company’s assets are concentrated in its LINK holdings. LINK is a digital asset, which is a novel asset class subject to significant legal, commercial, regulatory and technical uncertainty. Our LINK holdings do not currently generate any cash flow and involves custodial fees and other costs. Additionally, the price of LINK has historically been highly volatile. A significant decrease in the price of LINK would adversely affect the Company’s financial condition and results of operations.
Note 5 – Prepaid and Other Assets
Prepaid and Other Assets of the Company
Prepaid and other assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Pursuit costs (1)	$714	$1,335
Prepaid expenses	771	800
Accounts receivable, net	116	413
Deposits	46	63
Finance lease - right of use assets	26	42
Other assets	695	848
Total prepaid and other assets	$2,368	$3,501
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prepaid and Other Assets of the Consolidated Funds
Prepaid and other assets of the consolidated funds consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$35	$114
Deposits	5	57
Accounts receivable, net	2	163
Deferred franchise fees, net	—	62
Inventory	—	51
Other assets (2)	225	—
Total prepaid and other assets	$267	$447
__________________________________
(2) Other assets primarily consist of accrued straight-line rental receivables related to portions of the Company’s owned headquarters leased to third-party tenants.
Note 6 – Notes Payable
Notes Payable of the Company
Notes payable consisted of the following as of December 31, 2025 and 2024 (in thousands):

Notes Payable	December 31, 2025	December 31, 2024	Interest Rate (1)	Maturity Date (1)
Corporate notes	$28,698	$31,763	11.07%	January 2024 - March 2028
Convertible corporate notes	910	1,050	8.25%	April 2024 - May 2025
Real estate loans	16,893	15,934	4.30% - 10.00%	February 2027 - November 2029
Other loans	445	2,175	7.97% - 123.70%	February 2026 - September 2026
Total notes payable	46,946	50,922
Deferred financing costs, net	(185)	(243)
Discount on corporate note	(414)	(229)
Total notes payable, net	$46,347	$50,450
__________________________________
(1) As of December 31, 2025.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.
Gateway II HoldCo, LLC
In January 2023, the Company assumed a loan which is secured by the Company’s headquarters office building. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity to be met. As of December 31, 2025 and 2024, the outstanding principal balance of the loan was $15.6 million and $15.9 million, respectively. Upon assumption of the loan, the Company is required to abide by a clause in the agreement requiring the Company to transfer funds to a cash management account. As of December 31, 2024, the debt service coverage ratio required by the loan agreement was not satisfied, which per the terms of the agreement required the Company to transfer funds to a cash management account. As of December 31, 2025, the Company is not aware of any non-compliance matters relating to its debt covenants.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Saddleback Ranch, LLC
In February 2025, the Company entered into a $1.2 million financing agreement which is secured by a deed of trust for the land owned by Saddleback Ranch, LLC. The financing agreement has a fixed interest rate of 10.00% through February 2026, then a fixed rate of 14.00% until maturity in February 2027. The financing agreement requires an interest only payment in February 2026, with all accrued interest added to the outstanding balance monthly. Beginning in February 2026, interest only payments are due quarterly, with the final interest and principal amount due upon maturity. The terms of the financing agreement do not allow the repayment of the outstanding balance in part prior to maturity but does allow for the entire outstanding balance to be repaid at any time before the maturity date. As of December 31, 2025, the outstanding principal balance of the loan was $1.3 million.
Corporate Notes and Convertible Corporate Notes
The Company has entered into multiple general corporate financing arrangements with third parties. The arrangements are generally evidenced in the form of an unsecured promissory note and require monthly or quarterly interest-only payments until maturity. The loans generally have a 12-month or 36-month term and may be extended upon the mutual agreement of the lender and the borrower. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term.
As of December 31, 2025, there were 178 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with weighted average interest rate of 11.14%, and maturity dates ranging from January 2024 to March 2028. At December 31, 2025, the corporate notes outstanding had an aggregate principal balance of $29.6 million, of which $24.5 million of the corporate notes have matured or will mature within the 12-month period subsequent to March 25, 2026.
As of December 31, 2024, there were 202 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.30%, and maturity dates ranging from April 2023 to December 2027.
The Company has issued corporate notes, generally convertible at $151.40 per common share, except for a secured promissory note issued to Mast Hill (the “Mast Hill Note”) in March 2025, which was convertible at $8.25 per common share, and was repaid in September 2025. Holders may convert all or part of their note principal balance at any time. As of December 31, 2025 and 2024, convertible corporate notes totaled $0.9 million and $1.1 million, respectively. During the year ended December 31, 2025, $1.9 million of debt was converted into common stock.
Other Loans
The Company has a short-term operating loan agreement with an outstanding balance of $0.3 million at December 31, 2025. The short-term operating loan agreement incurs an interest rate of 123.70% and matures in February 2026. In addition, the Company executed insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums with an aggregate outstanding balance of $0.2 million at December 31, 2025, primarily consisting of premiums for directors’ and officers’ insurance. The insurance premium financing agreements have a weighted average interest rate of 9.67% and mature from February 2026 through September 2026.
Future Minimum Payments
The following table summarizes the scheduled principal repayments of our indebtedness as of December 31, 2025 (in thousands):

Year	Amount
2026	$25,279
2027	3,610
2028	3,366
2029	14,691
2030	—
Thereafter	—
Total	$46,946

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs
Amortization of deferred financing costs for the Company was $0.3 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively. There were $0.2 million deferred financing cost write-offs during the year ended December 31, 2025. There were no deferred financing cost write-offs during the year ended December 31, 2024.
Notes Payable of the Consolidated Funds
Notes payable of the consolidated funds consisted of the following as of December 31, 2025 and 2024, respectively (in thousands):

Notes Payable	December 31, 2025	December 31, 2024	Interest Rate (1)	Maturity date (1)
Real Estate Loans
DoubleTree by Hilton Tucson Convention Center (2)	$—	$17,962	N/A	N/A
Riverwalk (3)	14,750	—	7.97%	September 2027
Southpointe Fundco, LLC	1,050	1,050	11.99%	March 2026
West Frontier Holdco, LLC	5,055	4,777	6.35%	February 2038
Total Real Estate Loans	20,855	23,789
Member notes	12,924	5,600	10.00%	September 2024 - September 2026
Other loans	—	19	N/A	N/A
Total notes payable	33,779	29,408
Deferred financing costs, net	(174)	(236)
Total notes payable, net	$33,605	$29,172
__________________________________
(1)     As of December 31, 2025.
(2)     During the year ended December 31, 2025, the Company deconsolidated TCC (as discussed in Note 3 – VIEs).
(3)    Includes Riverwalk 1 HoldCo, LLC, Riverwalk 2 HoldCo, LLC, Riverwalk 3 HoldCo, LLC, Riverwalk 4 HoldCo, LLC, Riverwalk 5 HoldCo, LLC, Riverwalk 6 HoldCo, LLC, and Riverwalk 7 HoldCo, LLC.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of December 31, 2025.
DoubleTree by Hilton Tucson Convention Center
In August 2019, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of the TCC located in Tucson, Arizona. The loan has a variable interest rate per annum equal to LIBOR plus 2.50%. In connection with the loan, the consolidated fund entered into an interest rate swap agreement, which sets interest at a fixed rate of 4.22% from September 2022 through August 2027. The loan required interest-only payments until September 2022 and principal and interest payments thereafter until maturity. The terms of the loan allow for the prepayment of the outstanding balance in whole or in part at any time prior to the maturity date. The loan matures in August 2027 and is guaranteed by the Company. In May 2024, the consolidated fund terminated the interest rate swap agreement and received $1.6 million. In May 2025, the consolidated fund paid the loan amount outstanding in full.
In May 2025, the consolidated fund entered into a $22.5 million loan agreement which is secured by a deed of trust and assignment of rents of the TCC located in Tucson, Arizona. Per the terms of the loan agreement, the loan has a fixed interest rate of 7.43%, matures in June 2030, and requires interest-only payments until maturity. The terms of the loan do not allow the prepayment of the outstanding balance prior to the maturity date but can be prepaid subject to certain conditions and terms outlined in the loan agreement. The loan is not guaranteed by the Company. During the year ended December 31, 2025, the Company deconsolidated TCC (as discussed in Note 3 – VIEs).

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Riverwalk
In October 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of the Riverwalk properties located Scottsdale, Arizona. Through a forbearance agreement executed in December 2025, the loan has a variable interest rate per annum equal to SOFR plus 4.25%, with a floor rate of 6.50%, and matures in September 2027. The forbearance agreement requires monthly interest-only payments and principal payments at various dates throughout the forbearance agreement term. The terms of the forbearance agreement require an exit fee, which is determined by the date the agreement is terminated. The exit fee will be incrementally accrued based upon the termination periods and recorded as interest expense. The loan is guaranteed by the Company.
Southpointe Fundco, LLC
In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan initially had a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. In November 2023, an extension agreement was executed with the lender, extending the maturity date to March 2024 and amending the interest to a fixed rate of 11.99%. In February 2024, August 2024, March 2025, and September 2025, extension agreements were executed with the lender, extending the maturity date to September 2024, March 2025, September 2025, and March 2026, respectively. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company.
West Frontier Holdco, LLC
In March 2023, the consolidated fund entered into a construction loan agreement which is secured by a deed of trust and assignment of rents of a multi-family residential property in Payson, Arizona. Upon completion of the construction project, subject to conditions in the agreement, the loan converts to a term loan. The loan requires interest-only payments until March 2025 and principal and interest payments until March 2028, at a fixed interest rate of 6.35%. In April 2028, the loan requires principal and interest payments until maturity in February 2038, at a rate of the five-year Treasury Constant Federal Reserve Index plus 2.50%. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by individuals who are affiliates of the Company. In April 2025, the loan was converted into a term loan with the interest rate, repayment schedule and prepayment terms remaining the same.
Member Notes
During 2022 and 2023, Riverwalk, issued unsecured promissory notes to individual investors bearing interest at 10.0%. The notes have maturity dates ranging from September 2024 - September 2026 and require quarterly interest-only payments. The notes may be prepaid, in whole or in part, at any time prior to maturity without penalty. As of December 31, 2025, $4.6 million of the $7.3 million outstanding principal balance had matured and remained unpaid. The Company is actively working with noteholders to satisfy these obligations, and no formal notices of default have been received. The notes continue to accrue interest at the stated rate of 10.0%. Accrued interest related to these notes in aggregate totaled $0.7 million as of December 31, 2025.

During 2022 and 2023, Southpointe Fundco, LLC, issued unsecured promissory notes to individual investors bearing interest at 10.0%. The notes matured in December 2025 and required quarterly interest-only payments. As of December 31, 2025, the outstanding principle balance of $5.6 million had matured and remained unpaid. The Company is actively working with noteholders to satisfy these obligations, and no formal notices of default have been received. The notes continue to accrue interest at the stated rate of 10%. Accrued interest related to these notes in aggregate totaled $0.5 million as of December 31, 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Debt Maturities
As of December 31, 2025, the future aggregate principal repayments due on the consolidated funds notes payable are as follows (in thousands):

Year	Amount
2026	$19,783
2027	9,066
2028	69
2029	74
2030	79
Thereafter	4,708
Total	$33,779
Deferred Financing Costs
Amortization of deferred financing costs was immaterial during the year ended December 31, 2025. Amortization of deferred financing costs was and $0.4 million during the year ended December 31, 2024. During the years ended December 31, 2025 and 2024, there were no deferred financing cost write-offs.
Note 7 – Related Party Transactions
Related Party Transactions of the Company
Platform Revenues
The table below shows the total revenues earned for providing services under the Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Fund management fees	10,878	9,219
Financing fees	361	396
Development and construction fees	2,363	6,420
Brokerage fees	789	844
Total asset management	14,391	16,879
Performance allocations	27	358
Total related party Platform revenue	$14,418	$17,237
As of December 31, 2025 and 2024, amounts due to the Company from related parties for services performed under the Platform were $9.2 million and $6.2 million, respectively, net of allowance for doubtful accounts of $3.2 million and $3.1 million, respectively, which is included in due from related parties on the accompanying consolidated balance sheets.
Notes Receivable
The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the notes receivable – related parties as of December 31, 2025 and 2024 (in thousands):

Notes Receivable - Related Parties	December 31, 2025	December 31, 2024	Interest Rate (1)	Maturity Date (1)
Olathe Behavioral Health MezzCo LLC (2)	$—	$—	12.00%	January 2027
Encore Caliber Holdings, LLC	155	—	12.00%	March 2027
Caliber Hospitality LP	4,375	—	12.00%	April 2027
DFW Behavioral Health LLC (2)	165	22	12.00%	November 2026
Blue Spruce Ridge MezzCo, LLC (2)	—	13	12.00%	December 2026
West Ridge MezzCo, LLC	422	70	12.00%	December 2026
Ridge II MezzCo, LLC	238	—	12.00%	May 2026
Ironwood 92 Partners LLC (2)	—	—	12.00%	January 2027
The Ketch LLC (2)	—	—	12.00%	February 2027
SF Alaska, LP (2)	—	—	12.00%	February 2027
Caliber Fixed Income Fund III, LP	532	—	12.00%	July 2026
Caliber Hospitality JV, LLC	376	—	12.00%	September 2026
Caliber Tax Advantaged Opportunity Zone Fund, LP	157	—	12.00%	September 2027
J-25 Land Holdings, LLC	672	—	12.00%	September 2026
Elliot 10 MezzCo, LLC	219	—	12.00%	July 2026
Caliber Core+ Growth & Income Fund REIT, LLC	37	—	12.00%	December 2027
Total Notes Receivable - Related Parties	$7,348	$105
__________________________________
(1)     As of December 31, 2025.
(2)    The Company entered into unsecured promissory notes with related parties which were repaid or impaired during the year ended December 31, 2025.
During the years ended December 31, 2025 and 2024, the Company earned $0.3 million and $0.2 million, respectively, of interest in connection with the notes, which is included in interest income on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was $0.2 million of interest due to the Company as of December 31, 2025. There was an immaterial amount of interest due to the Company as of December 31, 2024.
The December 31, 2025 notes receivable - related parties balance above is net of a $1.0 million allowance for doubtful accounts. There was no allowance at December 31, 2024.
Other
In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of December 31, 2025, other amounts due from related parties were $0.7 million, net of allowance for doubtful accounts of $0.8 million, and are included in due from related parties on the accompanying consolidated balance sheets. As of December 31, 2024, other amounts due from related parties were $0.8 million and are included in due from related parties on the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, other amounts due to related parties from the Company were $0.2 million and $0.3 million, respectively, which are included in due to related parties on the accompanying consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Related Party Transactions of the Consolidated Funds
Notes Receivable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of December 31, 2025 and 2024 (in thousands):

Notes Receivable - Related Parties	December 31, 2025	December 31, 2024	Interest Rate(1)	Maturity Date(1)
Caliber Hospitality, LP (2)	—	5,650	12.00%	September 2026
Elliot & 51st Street, LLC	936	1,198	12.00%	April 2026
Total Notes Receivable - Related Parties	$936	$6,848
__________________________________
(1)     As of December 31, 2025.
(2)     During the year ended December 31, 2025, the Company deconsolidated TCC (as discussed in Note 3 – VIEs), who is the lender of a promissory note with Caliber Hospitality, L.P.
During the year ended December 31, 2025, the consolidated fund did not earn interest in connection with the notes. During the year ended December 31, 2024, the consolidated funds earned $5.9 million of interest in connection with the notes, which is included in consolidated funds – other revenues on the accompanying consolidated statements of operations. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. Interest due to the consolidated funds was $0.2 million and $0.3 million as of December 31, 2025 and 2024, respectively, which is included in prepaid and other assets on the accompanying consolidated balance sheets.
Notes Payable
At December 31, 2025 and 2024, the consolidated funds had a note payable outstanding of $2.3 million and $2.0 million, respectively, to CFIF III. The note has a fixed interest rate of 13.00% and matured in September 2025.
During the years ended December 31, 2025 and 2024, the consolidated funds incurred $0.3 million and $0.3 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds – hospitality expenses and consolidated funds – other expenses on the accompanying consolidated statements of operations. No interest was payable as of December 31, 2025 and 2024.
Other
In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. As of December 31, 2025 and 2024, there was an immaterial amount of other amounts due from related parties, which is included in prepaid and other assets on the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, there was $0.9 million and $0.1 million, respectively, of other amounts due to related parties, which is included in due to related parties on the accompanying consolidated balance sheets.
Note 8 – Leases
Lessee - Company
As of December 31, 2025, the Company is the lessee under one corporate office lease which meets the criteria of an operating lease and has a remaining lease term of 1.8 years and a 9.4% discount rate. As of December 31, 2024, the Company was the lessee under one corporate office lease which meets the criteria of an operating lease which had a remaining lease term of 2.8 years and a 9.4% discount rate. As the Company’s lease does not specifically state an implicit rate, the Company uses a discount rate indicative of synthetic credit rate based on a market-specific analysis and applied based on the lease term as of the lease commencement date or upon a remeasurement event when calculating the present value of the remaining lease payments. Therefore, the incremental borrowing rate used reflects the cost to borrow on a securitized basis. The remaining lease term does not reflect all renewal options available to the Company, only those renewal options that the Company has assessed as reasonably certain of being exercised. The operating lease agreement does not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2025, the Company does not have any material operating or financing leases with

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related parties or that have not yet commenced, or any sale-leaseback arrangements. Variable lease expense is primarily costs reimbursed related to common area maintenance.

	Year Ended December 31,
	2025	2024
Fixed	$57	$58
Variable	—	1
Total	$57	$59
During the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities and future maturities of operating lease liabilities are immaterial.
Lessee - Consolidated Funds
As of December 31, 2025, the consolidated funds are the lessee under seven ground lease arrangements that meet the criteria of an operating lease which have a weighted average remaining lease term of 62.5 years and a weighted average discount rate of 10.9%. As the consolidated funds leases do not specifically state an implicit rate, the consolidated funds use discount rates indicative of synthetic credit rate based on a market-specific analysis and applied based on the lease term as of the lease commencement date or upon a remeasurement event when calculating the present value of the remaining lease payments. Therefore, the incremental borrowing rate used reflects the cost to borrow on a securitized basis. The remaining lease terms do not reflect all renewal options available to the consolidated funds, only those renewal options that the consolidated funds have assessed as reasonably certain of being exercised. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2024, the consolidated funds were not a lessee under any lease arrangements that meet the criteria of an operating lease and did not have any material operating or financing leases with related parties or any sale-leaseback arrangements.
During the years ended December 31, 2025 and 2024, there were no fixed or variable lease expenses for the consolidated funds. During the years ended December 31, 2025 and 2024, there was no cash paid for operating lease liabilities or lease liabilities arising from lease modifications.
The following table summarizes the maturity of our undiscounted operating lease liabilities over the next five years and thereafter as of December 31, 2025 (in thousands):

Year	Amount
2026	$1,174
2027	1,174
2028	1,174
2029	1,174
2030	1,174
Thereafter	67,396
Total lease payments	$73,266
Less: Imputed interest	(62,509)
Total	$10,757

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lessor - Company
Rental revenue of the Company includes the revenue generated by the rental operations of one commercial office property. As of December 31, 2025, the leases have non-cancelable remaining lease terms from 0.2 years to 10.6 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of December 31, 2025, the Company does not have any material related party leases as a lessor. The components of rental revenue for the years ended December 31, 2025 and 2024, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Year Ended December 31,
	2025	2024
Fixed	$1,542	$1,859
Variable	225	211
Total	$1,767	$2,070
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of December 31, 2025 are as follows (in thousands):

Year	Amount
2026	$1,806
2027	1,189
2028	609
2029	510
2030	419
Thereafter	1,983
Total	$6,516
Lessor - Consolidated Funds
Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of one multi-family residential property and two commercial properties. As of December 31, 2025, the leases have non-cancellable remaining lease terms from 0.2 years to 30.9 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of December 31, 2025, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue for the years ended December 31, 2025 and 2024 (in thousands) are presented in the table below. Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Years Ended December 31,
	2025	2024
Fixed	$696	$870
Variable	(80)	558
Total	$616	$1,428

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of December 31, 2025 are as follows (in thousands):

Year	Amount
2026	$1,139
2027	823
2028	819
2029	819
2030	819
Thereafter	7,938
Total	$12,357

Note 9 – Other Liabilities
Other Liabilities of the Company
Other liabilities of the Company consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Deposits (1)	$205	$154
Tenant improvement allowance	145	103
Finance lease liability	29	44
Below market leases, net	—	20
Other	391	429
Total other liabilities	$770	$750
_________________________________
(1) Includes tenant security deposits.
Other Liabilities of the Consolidated Funds
Other liabilities of the consolidated funds consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Deposits (1)	$34	$171
Sales tax payable	1	97
Other	64	371
Total other liabilities	$99	$639
_________________________________
(1) Includes hotel advance deposits and tenant security and pet deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Income Taxes
The following table shows the components of the income tax provision (benefit) from total operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Current income tax provision (benefit)
Federal	$—	$—
State	—	—
Total	—	—

Deferred income tax provision (benefit)
Federal	(5,207)	(4,023)
State	(949)	(708)
Total	(6,156)	(4,731)

Adjustment to valuation allowance	6,156	4,731
Total income tax provision (benefit)	$—	$—
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	3.8%	3.7%
Income passed through to noncontrolling interest, federal tax	(1.2)%	(1.7)%
Income passed through to noncontrolling interest, state tax	(0.2)%	(0.3)%
Permanent differences, VIEs	(0.6)%	(0.1)%
Prior period return-to-provision adjustments	4.1%	0.0%
Nondeductible expenses	(0.2)%	(0.5)%
Change in valuation allowance	(26.7)%	(22.1)%
Effective income tax rate	0.0%	0.0%
The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 (in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$20,135	$17,837
Sec 362 basis Step-up	440	439
Deferred compensation	1,389	1,929
Fixed assets	(438)	17
Employee stock based compensation	1,740	1,299
Allowance for doubtful accounts	1,043	1,018
Realized gain/loss on investments	1,702	1,001
Other	2,466	682
Total deferred tax assets	28,477	24,222
Deferred tax liabilities:
Passthrough income/loss from partnerships	(11,794)	(12,196)
Other	1,176	(323)
Total deferred tax liabilities	(10,618)	(12,519)
Valuation allowance	(17,859)	(11,703)
Net deferred tax assets	$—	$—
As of December 31, 2025, the Company had approximately $81.6 million and $80.7 million of federal and state net operating losses (“NOL”), respectively, available to offset future taxable income. As of December 31, 2024, the Company had approximately $72.3 million and $71.3 million of federal and state NOL, respectively, available to offset future taxable income. The federal NOLs arising in 2017 and prior, if not utilized, begin expiring in the year 2035. Federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely but are subject to an 80% of taxable income limitation. The Arizona state NOLs arising in 2015, if not utilized, begin expiring in the year 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s federal NOL carryovers may be limited in the event of a change in control of ownership.
In assessing the need for a valuation allowance against its net deferred tax assets, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considered cumulative tax losses as a significant piece of negative evidence and established a full valuation allowance of $17.9 million and $11.7 million against the Company’s net deferred tax assets as of December 31, 2025 and 2024, respectively.
The changes to the Company’s valuation allowance during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Valuation allowance at the beginning of the year	$11,703	$6,972
Changes in valuation allowance recorded during the year	6,156	4,731
Valuation allowance at the end of the year	$17,859	$11,703
The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S., Alaska, Arizona, California, Colorado, Florida, Missouri, New York, Oregon, South Carolina and Utah. The Company is currently not under income tax examination in any tax jurisdiction.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We apply U.S. GAAP related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We do not believe that there are any positions taken by the Company which would require recognition or disclosure in these financial statements for the years ended December 31, 2025 and 2024.
Note 11 – Supplemental Cash Flow Disclosures
Supplemental cash flow information consisted of the following for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the years ended December 31, 2025 and 2024, respectively	$5,696	$5,277
Non-cash bonus settlement via employee accounts receivable offset	$33	$—
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $2 and $3 for the years ended December 31, 2025 and 2024, respectively	$1,066	$6,190
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Decrease in notes receivable - related party due to return of capital from investments	$—	$500
Decrease in notes receivable - related party due the payment of accounts payable	$—	$107
Increase in notes receivable - related party due to deconsolidation of VIEs	$—	$7,351
Decrease in due from related party due to non-cash investment rollover	$—	$200
Increase in accounts receivable - related party due to deconsolidation of VIEs	$—	$3,752
Decrease in accounts receivable - related party due to consolidation of VIEs	$180	$—
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	$333	$—
Assumption of note payable	$—	$15,710
Cost of real estate investments included in accounts payable	$241	$2
Cost of real estate investments included in due to related parties	$—	$1
Investments in unconsolidated entities for investor buy-out	$792	$—
Investments in unconsolidated entities included in due to related parties	$—	$66
Investments in unconsolidated entities included in accrued expenses	$—	$41
Issuance of common stock in lieu of cash payment for accounts payable	$289	$194
Corporate note rollover	$4,760	$1,948
Corporate note increase due to rollovers, net of discounts	$215	$—
Conversion of corporate notes to preferred stock, including warrants	$350	$—
Conversion of corporate notes to common stock	$1,898	$—
Non-cash issuance of convertible note and related common stock	$163	$—
Non-cash issuance of redeemable preferred stock	$158	$—
Issuance of warrants related to common stock	$150	$—
Preferred stock Series B - non-cash equity issuance costs	$140	$—

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2025	2024
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Increase in notes receivable - related party due to transfer of pursuit costs	$—	$1,151
Decrease in notes receivable - related party due to return of capital from investments	$—	$1,300
Decrease in notes receivable related party due to payment of accounts payable	$3	$263
Increase in notes receivable - related party due to deconsolidation of VIEs	$—	$22,746
Increase in notes payable - related party due to deconsolidation of VIEs	$—	$2,047
Conversion of line of credit to term loan	$—	$4,500
Cost of real estate investments included in accounts payable	$—	$40
Contributions from noncontrolling interests in connection with settlement of notes payable - related party	$—	$2,531
Consolidation of VIEs
Real estate investments, net	$608	$—
Intangible assets, net	$46,330	$—
Operating lease - right of use assets	$10,757	$—
Prepaid and other assets	$244	$—
Notes payable, net	$22,003	$—
Accounts payable and accrued expenses	$1,083	$—
Due to related parties	$859	$—
Operating lease liabilities	$10,757	$—
Other liabilities	$1	$—
Noncontrolling interests	$22,717	$—
Deconsolidation of VIEs
Real estate investments, net	$33,319	$137,571
Accounts receivable, net	$159	$3,071
Notes receivable - related parties	$5,450	$54,496
Operating lease - right of use assets	$—	$10,324
Prepaid and other assets	$376	$9,579
Due from related parties	$447	$20
Due to related parties	$—	$1,049
Notes payable, net	$22,033	$98,639
Notes payable - related parties	$—	$12,055
Accounts payable and accrued expenses	$1,070	$11,338
Operating lease liabilities	$—	$13,957
Other liabilities	$381	$1,293
Noncontrolling interests	$15,805	$29,041
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Caliber Tax Advantaged Opportunity Fund LP
Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of December 31, 2025 and 2024, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.
Caliber Tax Advantaged Opportunity Fund II LLC
Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of December 31, 2025 and 2024, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.
Commitments and Contingencies of the Consolidated Funds
Franchise Agreements
The consolidated funds which were consolidated during the years ended December 31, 2025 and 2024, are parties to franchise agreements where the fund is required to pay monthly fees, generally consisting of royalty, program, and food and beverage fees. At December 31, 2025, the consolidated hospitality funds were not party to any franchise agreements. During the years ended December 31, 2025 and 2024, the consolidated funds recognized total franchise fees of $0.4 million and $2.9 million, respectively.
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
All share and per share amounts in the earnings per share calculation and dilutive share calculations below have been affected for the Reverse Stock Split, retroactively, for all periods presented.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has calculated the basic and diluted earnings per share during the years ended December 31, 2025 and 2024 as follows (in thousands, except per share data):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss attributable to CaliberCos Inc.	$(21,798)	$(19,777)
Preferred stock dividends	—	—
Convertible debt interest	—	82
Net loss attributable to common shareholders of CaliberCos Inc.	$(21,798)	$(19,695)
Denominator:
Weighted average shares outstanding - basic	2,830	1,100
Dilutive shares - options, net	—	—
Dilutive shares - warrants, net	—	—
Dilutive shares - preferred shares	—	—
Dilutive shares - convertible debt, net	—	—
Weighted average shares outstanding - diluted	2,830	1,100

Basic net loss per share attributable to common shareholders	$(7.70)	$(17.90)
Diluted net loss per share attributable to common shareholders	$(7.70)	$(17.90)
The number of antidilutive shares consisted of the potential exercise of stock options and warrants, as well as the potential conversion of preferred shares and convertible debt. The following table summarizes these potential exercises and conversions during the years ended December 31, 2025 and 2024, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Years Ended December 31,
	2025	2024
Additional common shares, if stock options were exercised	128	127
Additional common shares, if warrants were exercised	129	1
Additional common shares, if preferred shares were converted	490	125
Additional common shares, if convertible debt were converted	15	7
	762	260
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the Company’s variable rate and short-term debt as of December 31, 2025 and 2024, approximated fair value. The fair value of the Company’s fixed rate debt was measured with Level 2 inputs. The estimated fair value of the Company’s instruments below was determined by management based on a discounted future cash-flow model (in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025		December 31, 2024
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Saddleback Ranch, LLC	$1,250	$1,054	$—	$—
Gateway II, LLC	$15,643	$13,174	$15,934	$12,604
Fair Value of Financial Instruments of the Consolidated Funds
Fair values of financial instruments held by the consolidated funds are estimated using available market information and established valuation methodologies. Accordingly, the estimates presented are not necessarily indicative of the amounts the consolidated funds could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate debt and short-term debt as of December 31, 2025 and 2024, approximated fair value. The fair value of the consolidated funds’ fixed rate debt was measured with Level 2 inputs. The estimated fair values for the consolidated funds’ instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	December 31, 2025		December 31, 2024
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Southpointe Fundco, LLC	$1,050	$1,069	$1,050	$1,023
West Frontier, LLC	$5,055	$2,335	$4,796	$3,701
Note 15 – Derivative Instruments
Risk Management Objective of Using Derivatives
The consolidated funds utilize derivative instruments, including interest rate caps and swaps, to reduce interest rate risk associated with its borrowings. The consolidated funds do not intend to utilize derivatives for purposes other than interest rate risk management.
Derivatives Designated as Hedging Instruments
As of December 31, 2025 and 2024, the consolidated funds did not have any derivatives designated as hedging instruments.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2025 and 2024, the consolidated funds did not have any non-designated derivatives.
The following table presents the consolidated funds’ gain or loss recognized in consolidated funds – hospitality expenses in the accompanying consolidated statements of operations for years ended December 31, 2025 and 2024 (in thousands):

	Statement of Operations Location	Years Ended December 31,
Type of Derivative		2025	2024
Interest rate swap (1)	Consolidated funds - hospitality expenses	$—	$346
Interest rate cap (2)	Consolidated funds - hospitality expenses	—	(35)
Total		$—	$311
______________________________
(1)     During the year ended December 31, 2024, the interest rate swap was terminated.
(2)     During the year ended December 31, 2024, the Company deconsolidated Caliber Hospitality, LP and the Caliber Hospitality Trust, which included activity from six hospitality funds.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 – Stockholders’ Equity and Stock-based Compensation

Stockholders’ Equity

As of the year ended December 31, 2025, the Company was authorized to issue 137,500,000 shares of its capital stock, consisting of (i) 100,000,000 shares of Class A common stock, par value of $0.001 per share, (ii) 15,000,000 shares of Class B common stock, par value of $0.001 per share, and (b) 22,500,000 shares of preferred stock, par value $0.001 per share.

In January 2026, the Company amended and restated Article 4.01 of its Certificate of Incorporation to increase its authorized capital stock to 537,500,000 shares. The authorized shares consist of (i) 100,000,000 shares of Class A common stock, par value of $0.001 per share, (ii) 15,000,000 shares of Class B common stock, par value of $0.001 per share, and (b) 22,500,000 shares of preferred stock, par value $0.001 per share.

The Class B common stock is identical in all respects to Class A common stock, except it is entitled to 10 votes per share and is convertible at any time on a one-for-one basis into shares of Class A common stock. All other rights, privileges, and rank will be shared equally and be identical in all respects as to all matters. The Class B common stock 10 votes per share entitlement is set to expire on May 15, 2026, at which time both Class A and Class B common stock will be allowed one vote per share.

Common Stock

The holders of common stock shall be entitled to receive dividends when, as, and if declared by the board of directors. The holders of common stock shall at all times vote together as one class on all matters. Class A common stock shall be entitled to one vote for each share of common stock and Class B common stock shall be entitled to 10 votes for each share of common stock through May 15, 2026, at which time both Class A and Class B common stock will be allowed one vote per share. No holder of shares of common stock shall have the right to cumulate votes. In the event of liquidation, subject to the prior rights of holders of preferred stock to share ratably in the Company’s assets, the holders of common stock and holders of any shares of preferred stock which are not entitled to any preference in liquidation shall share equally and ratably in the Company’s assets available for distribution after giving effect to any liquidation preference of shares of preferred stock. The holders of Class A common stock shall not have any conversion, redemption, or other preemptive rights. The holders of Class B common stock are entitled to a conversion upon notice or an automatic conversion upon transfer at which time the Class B Common stockholder will be entitled to one fully paid and nonassessable share of Class A common stock. In addition, Class B common stock shall not have any redemption or other preemptive rights.

Warrants

Prior to the Reverse Stock Split, the Company had warrants outstanding to purchase a total of 2,201,123 shares of Class A common stock, at weighted average exercise price of $0.96 per share. As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, the number of warrants outstanding to purchase a share of Class A Common Stock was proportionately decreased at a 20:1 ratio consistent with the 20:1 increase in the price of a share of Class A Common Stock. There was no change in the value of the warrant because of this adjustment. The warrant disclosure below has been affected by the Reverse Stock Split.

The Company issues warrants for the purchase of its Class A Common Stock, either as stand-alone transactions or combined with other debt and/or equity instruments. The warrants may be exercised up to the fifth anniversary of their origination date and transferred independently at any time. Using the Black-Scholes model, the Company estimates the relative fair value of warrants on the date of issuance. The relative fair value of warrants is included in Paid-in capital on the accompanying consolidated balance sheets. At December 31, 2025 and 2024, the Company had warrants outstanding to purchase 129,040 and 52,943 shares of Class A Common Stock, respectively, with a weighted average exercise price per share of $16.49 and $16.41, respectively, and weighted average remaining exercise periods of 4.1 and 4.7 years, respectively.

Stock-based Compensation

Incentive Stock Plans

In July 2024, the Company’s Board of Directors approved the 2024 Incentive Stock Plan (the “2024 Plan”), which is used for share-based compensation awards granted after to its adoption. Consistent with the 2017 Incentive Stock Plan (the “2017 Plan”), which the 2024 Plan superseded, the 2024 Plan allows the Company to: (i) grant stock awards, (ii) grant stock options, and

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(iii) offer restricted stock purchases to directors, executives and selected employees, consultants, and advisors. No new share-based compensation awards are granted under the 2017 Plan.

In July 2024, the Board of Directors approved the 2024 Incentive Stock Plan (the “2024 Plan”) which was amended and restated in January 2026 to (i) increase the number of shares available for grant of awards by 1,000,000 shares and (ii) to incorporate provisions for annual increases under the 2024 Plan on the first day of each calendar year, beginning on January 1, 2027 and ending on January 1, 2034, equal to 15% of the total shares of our Class A common stock outstanding on the last day of the immediately preceding calendar year.

Stock Options

The Company grants stock options to certain employees and directors. Stock options may vest upon grant, cliff vest on a specified future date, vest ratably over time, or include a combination of these vesting terms. Options granted to employees generally have a requisite service period of up to four years and vest ratably over that period. Such options become fully vested upon the recipient’s continued service through the end of the requisite service period.

The Company estimates the grant-date fair value of stock options using the Black-Scholes valuation model, which requires the use of certain assumptions. These assumptions include the fair value of the Company’s common stock, expected volatility, the risk-free interest rate, and the expected term of the stock option awards.

The following inputs and assumptions were used to calculate the weighted average fair values of options granted for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Expected term (in years)	6.13	6.13
Volatility	35% - 36%	35% - 36%
Dividend Yield	0.00%	0.00%
Risk-free rate	3.69% - 4.16%	3.63% - 4.52%
Grant date fair value	$2.55	$6.33

The following table details option activity of the Company for the years ended December 31, 2025 and 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2023	113,752	$84.51	4.77	$535
Granted - Employee	11,896	14.90	—	—
Granted - Nonemployee	30,398	14.76	—	—
Forfeited	(3,613)	107.88	—	—
Expired	(10,031)	100.14	—	—
Outstanding December 31, 2024	142,402	62.11	5.26	52
Granted - Nonemployee	34,920	5.99	—	—
Forfeited	(8,752)	61.46	—	—
Expired	(28,923)	91.73	—	—
Outstanding December 31, 2025	139,647	$41.99	5.47	$—

As of December 31, 2025, total unrecognized compensation cost related to nonvested stock options was $0.1 million, which is expected to be recognized over a weighted-average period of 2.1 years. As of December 31, 2024, total unrecognized compensation cost related to nonvested stock options was $0.3 million.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees and directors under its equity incentive plans. RSUs generally vest over a requisite service period and are settled in shares of the Company’s common stock upon vesting.

	Restricted Stock Units	Weighted Average Fair Value
Unvested restricted stock units at December 31, 2023	154,548	$31.90
Granted - Employee	252,429	17.28
Vested	(62,370)	30.31
Forfeited	(31,614)	24.15
Unvested restricted stock units at December 31, 2024	312,993	21.21
Granted - Employee	146,858	5.85
Vested	(171,652)	14.18
Forfeited	(89,952)	19.77
Unvested restricted stock units at December 31, 2025	198,247	$16.57

The restricted stock units are subject to forfeiture if the participant does not meet certain conditions, such as continued employment and/or the attainment of a specified performance target over the specified service period.

As of December 31, 2025, total unrecognized compensation cost related to nonvested RSUs was $2.1 million, which is expected to be recognized over a weighted-average period of 2.0 years. As of December 31, 2024, total unrecognized compensation cost related to nonvested RSUs was $4.9 million.

Stock-Based Compensation Expense

Stock-based compensation cost is recognized on a straight-line basis over the requisite service period. For the years ended December 31, 2025 and 2024, the Company recognized total stock-based compensation expense of $1.7 million and $2.4 million, respectively, which is included in operating costs in the consolidated statements of operations.
Note 17 – Preferred Stock
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
The Series A Preferred is convertible anytime at the option of the stockholder, in four sequential tranches. Each tranche allows the stockholder to convert up to 25% of its initial investment, beginning at a conversion price of $0.51 per share of common stock, and increasing in 50% increments for each successive tranche. Each tranche of Series A Preferred is mandatorily convertible if the market price of common stock is 200% higher than any respective tranche’s conversion price for 20 of 30 consecutive trading days.
As of December 31, 2025 and 2024, the Company had 5,875 and 5,000 shares, respectively, of its Series A Preferred stock issued and outstanding, representing additional paid-in capital of $2.4 million and $2.0 million.
Series AA Cumulative Redeemable Preferred Stock (Reg A+) - Liability Classified
The Company qualified its preferred stock series AA financing, registered under regulation A+, with the SEC in March 2025. The Company is authorized to issue up to 800,000 shares of the Series AA Cumulative Redeemable Preferred Stock (“Series AA Preferred”) for gross proceeds of $20.0 million. The Series AA Preferred shares have a stated value of $25 per share and a cumulative monthly cash dividend equal to 9.5% per annum. If the Company does not make an interest payment within 30 days

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
after an unpaid month, it goes into default. In the event of default, the cash dividend rate increases to 18.0% per annum until cured.
Holders of the Series AA Preferred may elect to convert all or any portion of their preferred stock to equivalent shares of Class A Common stock, after the third anniversary of the issuance date. The Company can redeem the Series AA Preferred at any time at no cost. The stockholder can redeem at any time as well; however, if redeemed in year one, two, or three, the redemptions would be subject to a 10%, 8%, or 6% redemption fee, respectively. Redemption of the Series AA Preferred at stated value is mandatory on the third anniversary of the issuance date.
The Series AA Preferred is classified as a liability on the accompanying consolidated balance sheets, rather than in shareholders’ equity, due to its contractual obligation to redeem the shares for cash.
As of December 31, 2025, the Company had 221,434 shares of its Series AA Preferred issued and outstanding, representing funds raised to date of $5.1 million, net of issuance costs.
Series B Preferred Stock
In September 2025, the Company filed a Certificate of Designation with the Secretary of State of Delaware designating Series B Preferred Stock, par value $0.001 per share. Each share has a stated value of $1,000 and is convertible at the option of the holder into shares of Class A Common Stock at a conversion price of $250 per share, subject to adjustment as defined in the Certificate of Designation.
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
As of December 31, 2025, the Company had 15,868 shares of its Series B Preferred Stock issued and outstanding, for total gross proceeds of $15.9 million.
Note 18 – Segments
The Company operates through one reportable segment, its asset management platform which it refers to simply as “Platform”. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, John C. Loeffler. The Company’s CODM assesses performance and allocates resources based on the results of Platform operations.
The Company’s CODM assesses revenue, operating costs and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Operating costs consist primarily of payroll-related costs that are provided quarterly to the CODM. Platform payroll and payroll related costs were $12.2 million and $17.8 million for the years ended December 31, 2025 and 2024, respectively. Management concluded that the consolidated funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review, nor is he provided with the operating results of these consolidated funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The consolidated funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since the Company has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2025 and 2024, total Platform revenues were $15.2 million and $20.9 million, respectively, representing a period-over-period decrease of 27.5%. The table below compares the revenues earned for providing services under the Company’s asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the year ended December 31, 2025, to the revenues earned for the same period in 2024 (in thousands).

	Year Ended December 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$11,281	$(403)	$10,878
Financing fees	643	(282)	361
Development and construction fees	2,442	(79)	2,363
Brokerage fees	789	—	789
Total asset management	15,155	(764)	14,391
Performance allocations	33	(6)	27
Total Platform revenue	$15,188	$(770)	$14,418

	Year Ended December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$12,318	$(3,109)	$9,209
Financing fees	650	(254)	396
Development and construction fees	6,751	(331)	6,420
Brokerage fees	844	10	854
Total asset management	20,563	(3,684)	16,879
Performance allocations	379	(21)	358
Total Platform revenue	$20,942	$(3,705)	$17,237
The following tables present a reconciliation of Platform revenues, expenses and net loss to the most comparable U.S. GAAP measure for the years ended December 31, 2025 and 2024 (in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$15,155	$(764)	$14,391
Performance allocations	33	(6)	27
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	622	622
Total revenues	15,188	4,909	20,097

Expenses
Operating costs	2,274	(607)	1,667
Payroll and payroll related costs	12,181	—	12,181
General and administrative	5,796	(41)	5,755
Marketing and advertising	795	1	796
Depreciation and amortization	691	(27)	664
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	1,865	1,865
Total expenses	21,737	5,934	27,671

Other income (loss), net	(2,533)	(771)	(3,304)
Change in fair value of digital assets	(5,793)	—	(5,793)
Interest income	357	(1)	356
Interest expense	(6,712)	—	(6,712)
Net loss before income taxes	(21,230)	(1,797)	(23,027)
Provision for income taxes	—	—	—
Net loss	(21,230)	(1,797)	(23,027)
Net loss attributable to noncontrolling interests	—	(1,229)	(1,229)
Net loss attributable to CaliberCos Inc.	$(21,230)	$(568)	$(21,798)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$20,563	$(3,684)	$16,879
Performance allocations	379	(21)	358
Consolidated funds – hospitality revenue	—	26,476	26,476
Consolidated funds – other revenue	—	7,406	7,406
Total revenues	20,942	30,177	51,119

Expenses
Operating costs	7,139	(965)	6,174
Payroll and payroll related costs	17,765	—	17,765
General and administrative	6,817	(41)	6,776
Marketing and advertising	751	—	751
Depreciation and amortization	598	(5)	593
Consolidated funds – hospitality expenses	—	26,503	26,503
Consolidated funds – other expenses	—	5,870	5,870
Total expenses	33,070	31,362	64,432

Other expense, net	(2,654)	(439)	(3,093)
Interest income	559	(199)	360
Interest expense	(5,424)	—	(5,424)
Net loss before income taxes	(19,647)	(1,823)	(21,470)
Provision for income taxes	—	—	—
Net loss	(19,647)	(1,823)	(21,470)
Net loss attributable to noncontrolling interests	—	(1,693)	(1,693)
Net loss attributable to CaliberCos Inc.	$(19,647)	$(130)	$(19,777)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of Platform assets to the most comparable U.S. GAAP measure for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$2,538	$—	$2,538
Restricted cash	2,628	—	2,628
Real estate investments, net	21,945	(256)	21,689
Digital assets	6,850	—	6,850
Notes receivable - related parties	7,348	—	7,348
Due from related parties	10,597	(511)	10,086
Investments in unconsolidated entities	11,629	(5)	11,624
Operating lease - right of use assets	3,712	(3,614)	98
Prepaid and other assets	2,740	(372)	2,368
Total assets	$69,987	$(4,758)	$65,229

	December 31, 2024
	Platform	Impact of Consolidated Funds	Consolidated
Assets
Cash	$1,766	$—	$1,766
Restricted cash	2,582	—	2,582
Real estate investments, net	21,782	(210)	21,572
Notes receivable - related parties	230	(125)	105
Due from related parties	11,143	(4,178)	6,965
Investments in unconsolidated entities	16,061	(418)	15,643
Operating lease - right of use assets	4,042	(3,895)	147
Prepaid and other assets	(529)	4,030	3,501
Total assets	$57,077	$(4,796)	$52,281
Note 19 – Subsequent Events
Management has evaluated events and transactions that occurred after December 31, 2025 through March 25, 2026, the date these consolidated financial statements were available to be issued. The following events are in addition to those matters discussed in Note 6 – Notes Payable.
In January 2026, the Company’s board of directors and stockholders approved an amendment to the CaliberCos Inc. 2024 Equity Incentive Plan. The amendment increased the aggregate number of shares of common stock available for issuance under the Plan to 1,200,000 shares. In addition, the amendment provides for automatic annual increases to the share reserve beginning January 1, 2027 (or the first business day of the calendar year, if applicable), equal to 15% of the Company’s outstanding common stock as of December 31 of the preceding year. All other terms and provisions of the Plan remain unchanged.

In March 2026, an institutional investor exercised its right to convert its holdings of the Company’s Series B Preferred Stock into shares of the Company’s Class A common stock. On March 12, 2026, the holder exercised its conversion rights and converted all 15,868 shares of Series B Preferred Stock into 63,472 shares of the Company’s common stock, based on a conversion price of $250 per share.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2026, the Company’s Board of Directors approved the creation of a new class of Series AAA Preferred Stock with a stated value of $1,000 per share. The purpose of the issuance is to facilitate the conversion of existing unsecured subordinated promissory notes held by Caliber noteholders into equity through cancellation of such notes in exchange for shares of Series AAA Preferred Stock.