Form 10-Q
period 2026-03-31
CaliberCos Inc.
filed 2026-05-14
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
There were 8,840,224 shares of common stock, comprised of 8,469,402 shares of Class A Common Stock and 370,822 shares of Class B Common Stock of CaliberCos Inc. as of May 11, 2026.

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2026	December 31, 2025
ASSETS
Cash	$543	$2,538
Restricted cash	2,351	2,628
Real estate investments, net	21,877	21,689
Digital assets	4,455	6,850
Notes receivable - related parties, allowance of $830 and $909, respectively	8,726	7,348
Due from related parties, net of allowance of $3,400 and $4,071, respectively	10,558	10,086
Investments in unconsolidated entities	11,567	11,624
Operating lease - right of use assets	85	98
Prepaid and other assets	2,184	2,368
Assets of consolidated funds
Cash	388	326
Restricted cash	1,324	524
Real estate investments, net	51,079	10,807
Intangible assets, net	46,148	46,330
Notes receivable - related parties	5,991	936
Due from related parties	1,164	220
Operating lease - right of use assets	10,756	10,757
Prepaid and other assets	398	267
Total assets	$179,594	$135,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, net	$42,441	$46,347
Accounts payable and accrued expenses	7,562	7,325
Series AA cumulative redeemable preferred stock, net of issuance costs, $25.00 per share stated value, 800,000 shares authorized, 301,337 and 221,434 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6,983	5,101
Due to related parties	127	186
Operating lease liabilities	56	64
Other liabilities	649	771
Liabilities of consolidated funds
Notes payable, net	66,520	33,605
Notes payable - related parties	2,406	2,330
Accounts payable and accrued expenses	2,364	1,719
Due to related parties	873	861
Operating lease liabilities	10,756	10,757
Other liabilities	142	99
Total liabilities	140,879	109,165

Commitments and Contingencies (Note 11)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	March 31, 2026	December 31, 2025
Series A non-cumulative convertible preferred stock, $0.001 par value; 22,500,000 shares authorized, and 5,875 shares issued and outstanding as of March 31, 2026 and December 31, 2025	$—	$—
Series B convertible preferred stock, $0.001 par value; 50,000 shares authorized, and zero and 15,868 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Series AAA convertible preferred stock, $0.001 par value; 40,000 shares authorized, and 1,529 and zero shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 8,390,140 and 6,534,319 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	7
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, 370,822 shares issued and outstanding as March 31, 2026 and December 31, 2025	—	—
Paid-in capital	83,547	79,731
Accumulated deficit	(82,302)	(78,405)
Stockholders’ equity attributable to CaliberCos Inc.	1,253	1,333
Stockholders’ equity attributable to noncontrolling interests	37,462	24,898
Total stockholders’ equity	38,715	26,231
Total liabilities and stockholders’ equity	$179,594	$135,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2026	2025
Revenues
Asset management revenues	$3,664	$3,196
Performance allocations	34	1
Consolidated funds – hospitality revenues	—	3,919
Consolidated funds – other revenues	596	145
Total revenues	4,294	7,261

Expenses
Operating costs	3,088	4,044
General and administrative	1,801	1,581
Marketing and advertising	178	165
Depreciation and amortization	175	157
Consolidated funds – hospitality expenses	—	3,465
Consolidated funds – other expenses	1,797	458
Total expenses	7,039	9,870

Other loss, net	(155)	(366)
Change in fair value of digital assets	(1,896)	—
Interest income	252	32
Interest expense	(1,387)	(1,611)
Net loss before income taxes	(5,931)	(4,554)
Benefit from income taxes	—	—
Net loss	(5,931)	(4,554)
Net loss attributable to noncontrolling interests	(2,312)	(147)
Net loss attributable to CaliberCos Inc.	$(3,619)	$(4,407)
Basic and diluted net loss per share attributable to common stockholders	$(0.52)	$(3.85)
Weighted average common shares outstanding:
Basic and diluted	7,000	1,146
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

			Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Preferred Stock		Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2025	22	$—	6,534	$7	371	$—	$79,731	$(78,405)	$24,898	$26,231
Issuance of common stock	—	—	1,757	1	—	—	3,471	—	—	3,472
Conversions of common stock	(14)	—	64	—	—	—	—	—	—	—
Equity based compensation expense	—	—	35	—	—	—	345	—	—	345
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	1,163	1,163
Consolidation of VIEs	—	—	—	—	—	—	—	—	13,713	13,713
Dividends to preferred stockholders	—	—	—	—	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	—	—	—	(3,619)	(2,312)	(5,931)
Balances as of March 31, 2026	8	$—	8,390	$8	371	$—	$83,547	$(82,302)	$37,462	$38,715

			Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Preferred Stock		Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	759	$1	371	$—	$44,017	$(56,607)	$23,842	$11,253
Issuance of preferred stock	1	—	—	—	—	—	350	—	—	350
Issuance of common stock	—	—	10	—	—	—	177	—	—	177
Equity based compensation expense	—	—	26	—	—	—	661	—	—	661
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	211	211
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(740)	(740)
Net loss	—	—	—	—	—	—	—	(4,407)	(147)	(4,554)
Balances as of March 31, 2025	6	$—	795	$1	371	$—	$45,205	$(61,014)	$23,166	$7,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(5,931)	$(4,554)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	175	157
Non-cash lease expense	4	5
Non-cash interest expense	34	—
Equity-based compensation	345	661
Change in fair value of digital assets	1,896	—
Loss on extinguishment of debt	—	10
Loss on investments in unconsolidated entities	293	311
Loss on notes receivable - related parties	296	236
Accretion of above-market/below market leases and straight-line rent, net	(12)	(171)
Amortization of deferred financing costs and notes payable discount	95	89
Bad debt expense	12	—
Changes in operating assets and liabilities:
Due from related parties	(718)	(368)
Prepaid expenses, right-of-use assets and other assets	194	799
Accounts payable and accrued expenses	359	(552)
Due to related parties	(59)	130
Lease liabilities and other liabilities	(119)	725
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation and amortization	423	1,024
Non-cash interest expense	76	67
Loss on the disposition of real estate	—	6
Amortization of above-market/below market leases and straight-line rent, net	182	—
Amortization of deferred financing costs and notes payable premium	18	19
Bad debt expense	—	3
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(6)	(18)
Due from related parties	51	(197)
Prepaid expenses, right-of-use assets and other assets	(217)	(140)
Accounts payable and accrued expenses	15	(44)
Due to related parties	5	(63)
Lease liabilities and other liabilities	(46)	127
Net cash used in the Company's operating activities	(2,635)	(1,738)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Investing Activities
Investments in real estate assets	(428)	(134)
Purchases of digital assets	(1)	—
Proceeds from the sale of digital assets	500	—
Investments in unconsolidated entities	—	(98)
Return of capital from unconsolidated entities	—	350
Funding of notes receivable - related parties	(5,890)	(576)
Payment received on notes receivable - related parties	4,216	60
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	1,047	—
Investments in real estate assets	(27)	(79)
Payment received on notes receivable - related parties	—	370
Net cash used in the Company's investing activities	(583)	(107)
Cash Flows From Financing Activities
Payment of deferred financing costs	—	(236)
Proceeds from notes payable	—	4,427
Repayments of notes payable	(585)	(2,620)
Proceeds from the issuance of common stock, net of issuance costs	24	13
Proceeds from the issuance of preferred stock, net of issuance costs	(2)	—
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	1,589	—
Dividends to preferred stockholders	(278)	—
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(10)	(10)
Proceeds from notes payable	—	455
Repayments of notes payable	(93)	(192)
Contributions from noncontrolling interest holders	1,163	211
Distributions to noncontrolling interest holders	—	(740)
Net cash provided by the Company's financing activities	1,808	1,308
Net Change in Cash and Restricted Cash	(1,410)	(537)
Cash and Restricted Cash at Beginning of Period	6,016	4,897
Cash and Restricted Cash at End of Period	$4,606	$4,360

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$2,864	$2,315
Restricted cash at beginning of period	3,152	2,582
Cash and restricted cash at beginning of period	6,016	4,897

Cash at end of period	931	1,568
Restricted cash at end of period	3,675	2,792
Cash and restricted cash at end of period	$4,606	$4,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”), is an alternative asset manager of private syndication and direct investment real estate funds complemented with being a provider of a full suite of traditional real estate services, and follows a Digital Asset Treasury (“DAT”) strategy in Chainlink (“LINK”). The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of March 31, 2026, the Company has operations in Arizona which focus on managing hospitality, multifamily, and multi-tenant industrial real estate investments across the United States.
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
ATM Equity Distribution Agreement

In August 2025, the Company entered into an at-the-market (“ATM”) equity distribution agreement providing for the issuance and sale of up to $10.3 million of its Class A common stock. During the three months ended March 31, 2026, the Company issued 49,307 shares under the ATM program, resulting in net proceeds of $0.1 million. As of March 31, 2026, the Company has issued an aggregate of 1,720,875 shares under the agreement, for net proceeds of $8.4 million.
Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At March 31, 2026, the Company’s corporate note portfolio consisted of 148 unsecured notes with an aggregate principal balance of $26.2 million, compared to 178 unsecured notes with an aggregate principal balance of $29.6 million at December 31, 2025 and 196 unsecured notes with an aggregate principal balance of $33.2 million at March 31, 2025, a 21.1% decrease year over year. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term. As of May 13, 2026, an aggregate of $21.1 million of corporate and convertible notes mature within the 12-month period subsequent to when these condensed consolidated financial statements were issued.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has incurred recurring operating losses and negative cash flow from operations, and may experience additional operating losses and negative cash flow in the near term. The Company does not have sufficient cash and other liquid assets on-hand to satisfy these maturities in full. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management considered the impact of the Company’s near-term maturities and the status of related plans intended to address them.
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
To satisfy the maturity of these corporate notes, the Company intends to continue executing on the following strategies, which the Company has been actively pursuing during 2025 and the first quarter of 2026:
i.Reg A+ Series AA Preferred Stock Offering. Raise up to $20.0 million of Series AA Preferred Stock through the Company’s Reg A+ offering, which was qualified on March 12, 2025. From program inception through May 13, 2026, the Company has raised $8.7 million in proceeds from its Series AA Preferred Stock.
ii.Note Refinancing into 36-Month Term Program. Refinance existing 12-month term corporate notes into the Company’s 36-month term corporate note program. From program inception through May 13, 2026, the Company has refinanced $6.4 million of 12-month term corporate notes into the 36-month term program.
iii.Note Conversion Program. Convert corporate notes into shares of Caliber Class A common stock or Series AAA Convertible Preferred Stock through the Company’s note conversion program (the “Program”), launched in October 2025. Under the Program, holders of outstanding promissory notes may elect to convert all or part of their notes into Class A common stock at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution, or (ii) the closing bid price of the Company’s Class A common stock the business day preceding execution, or, alternatively into shares of Series AAA Convertible Preferred Stock. From program inception through May 13, 2026, the Company has successfully converted $3.8 million of corporate notes into 22,726 shares of Class A common stock at conversion prices ranging from $1.06 to $3.72 per share, and an additional $1.5 million of corporate notes into 1,529 shares of Series AAA Convertible Preferred Stock subsequent to March 31, 2026.
iv.Equity Issuances Through ELOC and ATM Facilities. Raise additional equity through the Company’s existing equity line of credit (“ELOC”) and at-the-market (“ATM”) facilities, with a portion of the proceeds allocated to general corporate purposes. From program inception through May 13, 2026, the Company generated $38.7 million in net cash from equity issuances across all sources.
In addition to the financing actions noted, management continues to execute various plans implemented to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with actions taken in prior reporting periods, these plans include: i) further reducing operating costs, including the workforce reductions implemented in 2025 that are expected to generate annualized cost savings of $3.9 million in compensation and employee benefit expenses in 2026; ii) collecting all or part of the Company’s $11.2 million in accounts receivable; iii) collecting all or part of its $11.6 million in investments from its managed funds, iv) continuing to expand fundraising channels and managed capital; v) selling or accepting outside investment into the Company’s corporate headquarters; vi) placing debt on unencumbered assets; and vii) generating planned cash flow from operations through the execution of the Company’s existing project pipeline.
During the three months ended March 31, 2026, the Company executed against these plans and, among other things: (i) collected $4.4 million in notes receivable from related parties; (ii) collected $3.7 million in accounts receivable; (iii) issued $0.7 million of Series AA Preferred Stock under its Regulation A+ offering; and (iv) entered into binding agreements to convert $3.5 million of corporate notes into Class A common stock and Series AAA Convertible Preferred Stock. As a result of these and prior period actions, the Company’s aggregate corporate note balance decreased from $29.6 million at December 31, 2025 to $26.2 million at March 31, 2026.
After consideration of the implemented and planned actions, management concluded these plans depend on actions of third parties; including noteholders, investors, lenders, and counterparties, and accordingly cannot be deemed probable of being

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
effectively implemented under ASC 205-40 Presentation of Financial Statements—Going Concern. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Management continues to pursue these plans and advance its existing project pipeline to address the near-term funding gap; however, no assurance can be provided that such plans will be successful or implemented in a timely manner sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.
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
Interim Unaudited Financial Data
The Company’s condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements, including notes, are unaudited, exclude some of the disclosures required for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's LINK holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 9, 2025, upon the completion of its initial purchase of LINK as part of the inauguration of its DAT strategy.

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

Consistent with the Company’s DAT strategy, its intent is to make consistent purchases of LINK over time, establishing a material position in LINK holdings within its treasury. In the event of a sale, the Company will calculate the gain or loss to be recognized as the difference between the sales price, net of transaction costs, and carrying value of the LINK tokens sold immediately prior to sale. The Company uses the first-in, first-out cost basis method when calculating the gain or loss on sale.
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
The Company’s determination of the appropriate accounting treatment for an investment in a subsidiary requires judgment of several factors, including the size and nature of our ownership interest and the other owners’ substantive rights to make decisions for the entity. Different judgments or conclusions as to the level of the Company’s control or influence, could result in a different

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accounting treatment, such as consolidation. While consolidating an investment generally has no impact on the Company’s net income or stockholders’ deficit, consolidation does impact the individual income statement and balance sheet line items on the Company’s consolidated financial statements, by effectively “grossing up” the Company’s condensed consolidated statements of operations and balance sheets.
As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s investments in unconsolidated entities was $11.6 million, net of $6.5 million and $6.9 million, respectively, of impairments primarily related to the winding down of Caliber Fixed Income Fund III (“CFIF III”) in 2024.
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, the Company is entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three months ended March 31, 2026 and 2025, the Company had impairment losses of $0.2 million and $0.2 million, respectively, related to its investments in unconsolidated entities.
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
For the three months ended March 31, 2026 and 2025, depreciation expense for the Company was $0.2 million and $0.2 million, respectively.
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
For the three months ended March 31, 2026 and 2025, the Company had no impairment losses related to its real estate and other long-lived assets.
Concentration of Credit Risk
Substantially all of the Company’s revenues are generated from activities completed through its Platform, including the management, ownership and/or operations of real estate assets located across the United States. The Company mitigates the associated risk by:
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
Allowance for Credit Losses

The Company estimates an allowance for credit losses for financial assets measured at amortized cost, including accounts receivable and related party loans, in accordance with ASC 326, Financial Instruments – Credit Losses. The allowance represents management’s estimate of current expected credit losses over the contractual life of the financial assets, considering historical experience, current conditions, and reasonable and supportable forecasts. The Company’s financial assets primarily consist of receivables and loans associated with real estate assets held within managed investment funds. The collectability of these amounts is generally dependent on the performance, value, and liquidity of the underlying real estate assets rather than fixed contractual payment schedules.

To estimate expected credit losses, the Company utilizes a methodology that incorporates the expected recovery of underlying collateral and project-level cash flows. The Company performs periodic valuations of the underlying real estate assets using a combination of income, market, and cost approaches, with a primary reliance on discounted cash flow (“DCF”) analyses. These valuations incorporate assumptions regarding future operating performance, lease-up timing, inflation, rental rates, discount rates, and exit capitalization rates, as applicable, which reflect market participant expectations.

The Company evaluates the recoverability of its financial assets by comparing the estimated fair value of the underlying real estate assets to the total obligations within the applicable capital structure, including the Company’s receivables and loans. This analysis includes a hypothetical liquidation scenario to assess whether the estimated asset value is sufficient to satisfy outstanding obligations.

The assumptions used in the Company’s valuation models inherently reflect uncertainty and risk factors, including variability in projected cash flows, development timelines, and market conditions. These assumptions represent risk-adjusted, probability-informed estimates within a range of possible outcomes, although the Company does not explicitly assign probability weights to multiple scenarios. In addition, the Company evaluates the sensitivity of its valuations to changes in key assumptions, such as capitalization rates, operating performance, and timing of cash flows, to assess the potential impact of reasonably possible adverse conditions. The Company also considers its historical experience, together with current market conditions and the expected

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
performance of the underlying real estate assets. Due to the nature of these financial assets, which are dependent on asset-level performance and capital events, the aging of receivables is not considered a primary indicator of credit risk.

Based on this combined analysis, including embedded uncertainty in valuation assumptions, sensitivity to reasonably possible downside scenarios, and historical loss experience, the Company records an allowance for credit losses representing the estimated shortfall, if any, between expected recoveries and the carrying value of the financial assets. Changes in the allowance are recorded in earnings in the period in which they occur, and write-offs are recognized when amounts are deemed uncollectible.

The table below details the activities of credit losses during the three months ended March 31, 2026 and 2025 (in thousands):

Balances as of December 31, 2025	$909
Provision	316
Recoveries	(20)
Net charge-offs	(375)
Balances as of March 31, 2026	$830

Balances as of December 31, 2024	$—
Provision	236
Recoveries	—
Net charge-offs	—
Balances as of March 31, 2025	$236

Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of March 31, 2026 and December 31, 2025. For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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
Fair Value of Financial Instruments
The fair value of financial instruments is disclosed in accordance with ASC 825, Financial Instruments. The fair value of the Company’s financial instruments is estimated using available market information and established valuation methodologies. The estimates of fair value are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
There were no asset acquisitions or dispositions by the Company or the consolidated funds during the three months ended March 31, 2026 and 2025.
Intangible Assets, Net
The consolidated funds intangible assets consist of lease rights to 100 acres of land located within the Salt River Pima Maricopa Indian Community, comprising seven parcels. The lease rights were acquired in October 2022 for $48.7 million and are being amortized on a straight-line basis over the remaining lease term at acquisition of 66 years. For the three months ended March 31, 2026, amortization related to intangible leases of the consolidated funds was $0.2 million. The consolidated funds did not have any amortization related to intangible leases during the three months ended March 31, 2025.
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

For the three months ended March 31, 2026 and 2025, depreciation expense of the consolidated funds was $0.2 million and $1.0 million, respectively.
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
For the three months ended March 31, 2026 and 2025, the consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Consolidated funds – hospitality revenue
In May 2025, the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (“TCC”), which was the only consolidated fund with hospitality revenues. Accordingly, following the deconsolidation of TCC, the Company no longer has hospitality revenue. The below policy applies to hospitality revenue recognized prior to the deconsolidation of TCC.
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
Consolidated funds – other revenue
Consolidated funds – other revenue includes rental revenue of $0.6 million and $0.1 million for the three months ended March 31, 2026, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential and commercial properties of the consolidated funds.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with ASC 842, Leases (“ASC 842”), at the inception of a new lease arrangement, including new leases that arise from amendments, the consolidated funds assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the consolidated funds obtain a guarantee for the value of the asset from a third party, the consolidated funds classify the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of March 31, 2026. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.

In March 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Clarifications to Expected Credit Losses Guidance. The amendments in ASU 2025-05 are intended to reduce the operational burden associated with applying the current expected credit losses (“CECL”) model to portfolios with large volumes of short-term receivables. The update confirms that entities may apply simple, well-designed loss-rate approaches when estimating expected credit losses and clarifies the interaction between the guidance in Topic 326 and contract assets recognized under Topic 606, Revenue from Contracts with Customers. The amendments are intended to improve consistency and comparability in the application of the CECL model in practice. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The amendments in ASU 2025-05 were adopted by the Company as of January 1, 2026, and the Company elected not to adopt the practical expedient. There was no material impact to the Company's condensed consolidated financial statements as a result of the adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in ASU 2025-11 are intended to enhance the clarity and usability of the interim reporting guidance in Topic 270. Among other changes, the update defines when the guidance in Topic 270 applies, clarifies what constitutes interim financial statements and accompanying notes prepared in accordance with U.S. GAAP, and organizes existing interim disclosure requirements from across the Codification into Topic 270. The amendments also introduce a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments to various topics in the Accounting Standards Codification to clarify or correct existing guidance. The amendments address areas including earnings per share, lease receivables, and accounting for certain financial instruments. The Company is currently evaluating the impact of this standard but does not expect adoption to have a material effect on its condensed consolidated financial statements.
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
During the three months ended March 31, 2026, the Company consolidated Commons Fundco, LLC (“Commons”), a VIE which refinanced a loan secured by a residential property it owns. With the refinancing of this loan, the Company was determined to be the primary beneficiary as the Company has the power to direct the activities of Commons and the obligation to absorb their losses through its guarantee of their indebtedness, which is significant to the fund. No VIE’s were consolidated during the three months ended March 31, 2025. The consolidation of Commons consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026
Assets
Cash	$247
Restricted cash	800
Real estate investments, net	40,358
Notes receivable - related parties	5,055
Due from related parties	995
Prepaid and other assets	91
Total assets	$47,546

Liabilities
Notes payable, net	$32,923
Accounts payable and accrued expenses	538
Due to related parties	415
Other liabilities	90
Total liabilities	33,966

Stockholders’ equity	13,580
Total liabilities and stockholders’ equity	$47,546
During 2025 the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (“TCC”), and the Company’s investment in these assets are no longer eliminated and are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets dated March 31, 2026 and December 31, 2025.

See Note 11 – Commitments and Contingencies for information related to the commitments and contingencies of these VIEs.
Note 4 – Digital Assets
The Company accounts for its digital assets, which are comprised solely of LINK tokens, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s digital assets are initially recorded at cost and then subsequently measured at fair value as of the end of each reporting period. The Company determines the fair value of its LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for LINK (Level 1 inputs). Changes in fair value are recognized as incurred in change in fair value of digital assets within the accompanying condensed consolidated statements of operations.

At March 31, 2026, the Company held 507,560 LINK tokens with an aggregate cost basis of $12.1 million and a fair value of $4.5 million, or $8.78 per token. At December 31, 2025, the Company held 562,535 LINK tokens with an aggregate cost basis of $12.6 million and a fair value of $6.8 million, or $12.18 per token. The Company had no LINK holdings during the three months ended March 31, 2025.

During the three months ended March 31, 2026, the Company sold 55,076 LINK tokens as part of its digital asset treasury management activities, generating proceeds of $0.5 million. The proceeds were redeployed to support project-level real estate Platform financings. The Company recognized a realized loss on the sale of digital assets of $0.2 million and an unrealized loss on digital assets held at period end of $1.7 million during the quarter. Both amounts are included in change in fair value of digital assets in the condensed consolidated statements of operations.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s combined realized and unrealized losses on digital assets calculated consistent with ASU 2023-08 (in thousands):

	Three Months Ended March 31,
	2026	2025
Change in fair value of digital assets	$(1,896)	$—

A significant portion of the Company’s assets are concentrated in its LINK holdings. LINK is a digital asset, which is a novel asset class subject to significant legal, commercial, regulatory and technical uncertainty. The Company’s LINK holdings do not currently generate cash flow and incur custodial fees and other costs. Additionally, the price of LINK has historically been highly volatile. A significant decline in its price could materially and adversely affect the Company’s financial condition and results of operations.
Note 5 – Prepaid and Other Assets
Prepaid and Other Assets of the Company
Prepaid and other assets of the Company consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Pursuit costs (1)	$714	$714
Prepaid expenses	626	771
Accounts receivable, net	116	116
Deposits	3	46
Finance lease - right of use assets	23	26
Other assets	702	695
Total prepaid and other assets	$2,184	$2,368

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

Prepaid and Other Assets of the Consolidated Funds
Prepaid and other assets of the consolidated funds consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$96	$35
Deposits	31	5
Accounts receivable, net	28	2
Other assets (1)	243	225
Total prepaid and other assets	$398	$267

(1)	Other assets primarily consist of accrued straight-line rental receivables related to portions of the Company’s owned headquarters which are leased to third-party tenants.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Notes Payable
Notes Payable of the Company
Notes payable consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

Notes Payable	March 31, 2026	December 31, 2025	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$25,518	$28,698	10.98%	January 2024 - March 2028
Convertible corporate notes	640	910	8.25%	April 2024 - May 2025
Real estate loans	16,730	16,893	4.70%	February 2027 - November 2029
Other loans	58	445	11.99%	August 2026 - September 2026
Total notes payable	42,946	46,946
Deferred financing costs, net	(160)	(185)
Discount on corporate note	(345)	(414)
Total notes payable, net	$42,441	$46,347
__________________________________
(1) As of March 31, 2026.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.
Gateway II HoldCo, LLC
In January 2023, the Company assumed a loan which is secured by the Company’s headquarters office building. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the loan was $15.6 million. Upon assumption of the loan, the Company is required to abide by a clause in the agreement requiring the Company to transfer funds to a cash management account. As of March 31, 2026 and December 31, 2025, the Company is not aware of any non-compliance matters relating to its debt covenants.
Saddleback Ranch, LLC
In February 2025, the Company entered into a $1.2 million financing agreement which is secured by a deed of trust for the land owned by Saddleback Ranch, LLC. The financing agreement has a fixed interest rate of 10.00% through February 2026, then a fixed rate of 14.00% until maturity in February 2027. The financing agreement requires an interest only payment in February 2026, with all accrued interest added to the outstanding balance monthly. Beginning in February 2026, interest only payments are due quarterly, with the final interest and principal amount due upon maturity. The terms of the financing agreement do not allow the repayment of the outstanding balance in part prior to maturity, but does allow for the entire outstanding balance to be repaid at any time before the maturity date. As of March 31, 2026, the outstanding principal balance of the loan was $1.2 million.
Corporate Notes and Convertible Corporate Notes
The Company has entered into multiple general corporate financing arrangements with third parties. The arrangements are generally evidenced in the form of an unsecured promissory note and require monthly or quarterly interest-only payments through maturity. The loans generally have a 12-month or 36-month term, and may be extended upon the mutual agreement of the lender and the borrower. Management believes it can come to a mutual agreement with each lender to extend the maturities of the notes for an additional 12-month term.
As of March 31, 2026, the Company had 148 corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.06%, and maturity dates ranging from January 2024 to March 2028. At March 31, 2026, the corporate notes outstanding had an aggregate principal balance of

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$26.2 million, of which $21.1 million of the corporate notes have matured or will mature within the 12-month period subsequent to May 13, 2026. Certain notes are past maturity and technically in default; however, the loan agreements do not provide creditors with rights or claims against the Company’s assets, nor would a default trigger liquidation of the Company. Management believes it will be able to negotiate waivers of default, including extensions of maturity dates or repayment schedules.
As of December 31, 2025, there were 178 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.14%, and maturity dates ranging from January 2024 to March 2028.
The Company has issued corporate notes, generally convertible at $151.40 per common share, except for a secured promissory note issued to Mast Hill (the “Mast Hill Note”) in March 2025, which was convertible at $8.25 per common share, and was repaid in September 2025. Holders may convert all or part of their note principal balance at any time. As of March 31, 2026 and December 31, 2025, convertible corporate notes totaled $0.6 million and $0.9 million, respectively. During the three months ended March 31, 2026, $3.4 million of debt was converted into common and preferred stock.
Other Loans
The Company executed insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums with an aggregate outstanding balance of $0.1 million at March 31, 2026, primarily consisting of premiums for directors' and officers' insurance. The insurance premiums financing agreements have a weighted average interest rate of 11.99% and mature from August 2026 through September 2026.
Future Minimum Payments
The following table summarizes the scheduled principal repayments of the Company’s indebtedness as of March 31, 2026 (in thousands):

Year	Amount
April 1, 2026 - December 31, 2026	$21,378
2027	3,510
2028	3,366
2029	14,692
2030	—
Thereafter	—
Total	$42,946
Deferred Financing Costs
Amortization of deferred financing costs for the Company was $0.1 million for the three months ended March 31, 2026. Amortization of deferred financing costs for the Company was immaterial for three months ended March 31, 2025. There were no deferred financing cost write-offs during each of the three months ended March 31, 2026 and 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes Payable of the Consolidated Funds
Notes payable of the consolidated funds consisted of the following as of March 31, 2026 and December 31, 2025, respectively (in thousands):

Notes Payable	March 31, 2026	December 31, 2025	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Commons Fundco, LLC	$31,621	$—	7.75%	September 2028
Riverwalk (2)	14,750	14,750	7.92%	September 2027
Southpointe Fundco, LLC	1,050	1,050	11.99%	September 2026
West Frontier Holdco, LLC	5,038	5,055	6.35%	February 2038
Total Real Estate Loans	52,459	20,855
Member notes	12,924	12,924	10.00%	September 2024 - September 2026
Total notes payable	65,383	33,779
Deferred financing costs, net	(1,525)	(174)
Real estate loan premium	2,662	—
Total notes payable, net	$66,520	$33,605
__________________________________
(1) As of March 31, 2026.
(2)     Includes Riverwalk 1 HoldCo, LLC, Riverwalk 2 HoldCo, LLC, Riverwalk 3 HoldCo, LLC, Riverwalk 4 HoldCo, LLC, Riverwalk 5 HoldCo, LLC, Riverwalk 6 HoldCo, LLC, and Riverwalk 7 HoldCo, LLC.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of March 31, 2026.
Commons Fundco

In March 2026, the consolidated fund entered into a modification of its existing mortgage loan secured by the 2nd Avenue Commons property. The loan had an outstanding principal balance of $34.4 million at the time of modification. The maturity date was extended to September 1, 2028, with one additional one-year extension option subject to certain performance conditions. In connection with the modification, the Company made a $2.8 million principal paydown, and the lender forgave $2.7 million of previously accrued default interest. The modification was not accounted for as a debt extinguishment and is treated as a continuation of the original loan. Accordingly, the carrying amount of the loan was adjusted to reflect the terms of the modification. The Company accounts for the forgiven default interest loan as a loan modification premium, which is included in “Real estate loan premium” in the accompanying table and is amortized as a reduction of interest expense over the remaining life of the loan using the effective interest method.

The loan bears interest at a variable rate equal to the greater of Term SOFR plus 3.50% or 7.00%, with monthly interest-only payments and all remaining principal due at maturity. The modification also includes an exit fee of 0.75% of the outstanding principal balance, payable upon repayment or maturity, and an upfront extension fee of approximately $0.3 million. In addition, the agreement provides for a discounted payoff option of $27.7 million, plus applicable fees, interest, and expenses, subject to certain conditions.

The modified agreement is subject to cash management provisions that may be triggered if certain performance thresholds are not met and is guaranteed by the Company.

Riverwalk
In October 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of the Riverwalk properties located Scottsdale, Arizona. Through a forbearance agreement executed in December 2025, the loan has a variable interest rate per annum equal to SOFR plus 4.25%, with a floor rate of 6.50%, and matures in September 2027. The

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Southpointe Fundco, LLC
In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan initially had a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. In November 2023, an extension agreement was executed with the lender, extending the maturity date to March 2024 and amending the interest to a fixed rate of 11.99%. In February 2024, August 2024, March 2025, September 2025, and March 2026 extension agreements were executed with the lender, extending the maturity date to September 2024, March 2025, September 2025, March 2026, and September 2026, respectively. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company.
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
Member Notes
During 2022 and 2023, Riverwalk issued unsecured promissory notes to individual investors bearing interest at 10.0%. The notes have maturity dates ranging from September 2024 through September 2026 and require quarterly interest-only payments. The notes may be prepaid, in whole or in part, at any time prior to maturity without penalty. As of March 31, 2026, $5.5 million of the $7.3 million outstanding principal balance had matured and remained unpaid. The Company is actively working with note holders to satisfy these obligations, and no formal notices of default have been received. The notes continue to accrue interest at the stated rate of 10.0%. Accrued interest related to these notes in aggregate totaled $0.9 million as of March 31, 2026.

During 2022 and 2023, Southpointe Fundco, LLC issued unsecured promissory notes to individual investors bearing interest at 10.0%. The notes matured in September 2024 - September 2026 and required quarterly interest-only payments. As of March 31, 2026, the outstanding principal balance of $5.6 million had matured and remained unpaid. The Company is actively working with note holders to satisfy these obligations, and no formal notices of default have been received. The notes continue to accrue interest at the stated rate of 10.0%. Accrued interest related to these notes in aggregate totaled $0.7 million as of March 31, 2026.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future Debt Maturities
As of March 31, 2026, the future aggregate principal repayments due on the consolidated funds notes payable are as follows (in thousands):

Year	Amount
April 1, 2026 - December 31, 2026	$18,767
2027	10,066
2028	31,690
2029	74
2030	79
Thereafter	4,707
Total	$65,383
Note 7 – Related Party Transactions
Related Party Transactions of the Company
Platform Revenues
The table below shows the total revenues earned for providing services under Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Fund management fees	$2,456	$2,470
Financing fees	401	52
Development and construction fees	455	470
Brokerage fees	352	204
Total asset management	3,664	3,196
Performance allocations	34	1
Total related party Platform revenue	$3,698	$3,197
As of March 31, 2026 and December 31, 2025, amounts due to the Company from related parties for services performed under the Platform was $9.7 million and $9.2 million, respectively, net of allowance for doubtful accounts of $2.7 million and $3.2 million, respectively, which is included in due from related parties on the accompanying condensed consolidated balance sheets.
Notes Receivable
The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the notes receivable – related parties of the Company as of March 31, 2026 and December 31, 2025 (in thousands):

Notes Receivable - Related Parties	March 31, 2026	December 31, 2025	Interest Rate (1)	Maturity Date (1)
Olathe Behavioral Health MezzCo LLC (2)	$—	$—	12.00%	January 2027
Encore Caliber Holdings, LLC	550	155	12.00%	March 2027
Caliber Hospitality LP	1,540	4,375	12.00%	April 2027
DFW Behavioral Health LLC (2)	185	165	12.00%	November 2026
West Ridge MezzCo, LLC	461	422	12.00%	December 2026
Ridge II MezzCo, LLC	307	238	12.00%	May 2027
Ironwood 92 Partners LLC (2)	—	—	12.00%	January 2027
Caliber Fixed Income Fund III, LP	69	532	12.00%	July 2026
Caliber Hospitality JV, LLC	4,174	376	12.00%	September 2026
Caliber Tax Advantaged Opportunity Zone Fund, LP	—	157	12.00%	September 2027
J-25 Land Holdings, LLC	1,046	672	12.00%	September 2026
Elliot 10 MezzCo, LLC	282	219	12.00%	July 2027
Caliber Core+ Growth & Income Fund REIT, LLC	112	37	12.00%	December 2027
Total Notes Receivable - Related Parties	$8,726	$7,348
__________________________________
(1) As of March 31, 2026.
(2) The Company entered into unsecured promissory notes with related parties which were repaid or impaired during the three months ended March 31, 2026.
During the three months ended March 31, 2026 and 2025, the Company earned an $0.3 million and an immaterial amount, respectively, of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was $0.2 million of interest due to the Company as of March 31, 2026 and December 31, 2025.
The March 31, 2026 and December 31, 2025 notes receivable - related parties balance above is net of a $0.8 million and $1.0 million, respectively, allowance for doubtful accounts.
Other
In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. At both March 31, 2026 and December 31, 2025, other amounts due from related parties was $0.7 million, net of allowance for doubtful accounts at both March 31, 2026 and December 31, 2025 of $0.7 million and $0.8 million, respectively, and are included in due from related parties on the accompanying condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, other amounts due to related parties from the Company were $0.1 million and $0.2 million, respectively, which are included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Related Party Transactions of the Consolidated Funds
Notes Receivable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

Notes Receivable - Related Parties	March 31, 2026	December 31, 2025	Interest Rate(1)	Maturity Date(1)
Caliber Hospitality, LP (2)	$5,055	$—	12.00%	June 2027
Elliot & 51st Street, LLC	936	936	12.00%	April 2027
Total Notes Receivable - Related Parties	$5,991	$936
__________________________________
(1) As of March 31, 2026.
(2) During the three months ended March 31, 2026, the Company consolidated Commons Fundco, LLC (as discussed in Note 3 – VIEs), who is the lender of a promissory note with Caliber Hospitality, LP.
During the three months ended March 31, 2026 and 2025, the consolidated fund did not earn interest in connection with the notes. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. Interest due to the consolidated funds was $1.2 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively, which is included in prepaid and other assets on the accompanying condensed consolidated balance sheets.
Notes Payable
At March 31, 2026 and December 31, 2025, the consolidated funds had a note payable outstanding to CFIF III of $2.4 million and $2.3 million, respectively. The note matured in September 2025 and remains in default as of March 31, 2026. Interest continues to accrue at a fixed rate of 13.00% per annum and is capitalized to the principal balance on a monthly.
During each of the three months ended March 31, 2026 and 2025, the consolidated funds incurred $0.1 million of interest expense in connection with the notes payable – related parties, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. No interest was payable as of March 31, 2026 and December 31, 2025.
Other
In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. At both March 31, 2026 and December 31, 2025, there were an immaterial amount of other amounts due from related parties, which is included in prepaid and other assets on the accompanying condensed consolidated balance sheets. At both March 31, 2026 and December 31, 2025, there was an $0.9 million of other amounts due to related parties, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Leases
Lessor - Company
Rental revenue of the Company includes the revenue generated by the rental operations of one commercial office property. As of March 31, 2026, the leases have non-cancelable remaining lease terms from 0.5 years to 10.4 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of March 31, 2026, the Company does not have any material related party leases as a lessor. The components of rental revenue of the Company for the three months ended March 31, 2026 and 2025, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended March 31,
	2026	2025
Fixed	$463	$233
Variable	38	56
Total	$501	$289
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of March 31, 2026, are as follows (in thousands):

Year	Amount
April 1, 2026 - December 31, 2026	$1,480
2027	1,420
2028	881
2029	789
2030	706
Thereafter	2,777
Total	$8,053
Lessor - Consolidated Funds
Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of two multi-family residential property and two commercial properties. As of March 31, 2026, the leases have non-cancelable remaining lease terms from 0.1 years to 30.6 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of March 31, 2026, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue of the consolidated funds for the three months ended March 31, 2026 and 2025, are presented in the table below (in thousands). Variable rental revenue are primarily costs reimbursed related to common area maintenance.

	Three Months Ended March 31,
	2026	2025
Fixed	$612	$177
Variable	(18)	(35)
Total	$594	$142

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of March 31, 2026, are as follows (in thousands):

Year	Amount
April 1, 2026 - December 31, 2026	$1,838
2027	946
2028	819
2029	819
2030	819
Thereafter	7,938
Total	$13,179
Note 9 – Other Liabilities
Other Liabilities of the Company
Other liabilities of the Company consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Deposits (1)	$163	$205
Tenant improvement allowance	111	145
Finance lease liability	25	29
Other	350	391
Total other liabilities	$649	$770
_________________________________
(1) Includes tenant security deposits.
Other Liabilities of the Consolidated Funds
Other liabilities of the consolidated funds consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Deposits (1)	$106	$34
Sales tax payable	1	1
Other	35	64
Total other liabilities	$142	$99
_________________________________
(1) Includes tenant security deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures
Supplemental cash flow information consisted of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the three months ended March 31, 2026 and 2025	$1,070	$1,464
Non-cash bonus settlement via employee accounts receivable offset	$—	$33
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $2 for each of the three months ended March 31, 2026 and 2025, respectively	$402	$667

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Accounts receivable - related party eliminated in consolidation of VIEs	$234	$—
Cost of real estate investments included in accounts payable	$63	$—
Investments in unconsolidated entities for investor buy-out	$—	$443
Corporate note rollovers	$—	$4,760
Non-cash issuance of redeemable preferred stock, net of issuance costs	$293	$—
Conversion of corporate note to common stock	$1,922	$—
Conversion of corporate note to preferred stock, including warrants	$1,528	$350
Corporate note increase due to rollovers, net of discounts	$—	$215
Non-cash issuance of convertible note and related common stock	$—	$89
Issuance of warrants related to common stock	$—	$75
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Decrease in notes receivable - related party due to payment of accounts payable	$—	$3
Cost of real estate investments included in accounts payable	$2	$—
Consolidation of VIEs
Real estate investments, net	$40,498	$—
Notes receivable - related parties	$5,055	$—
Accounts receivable, net	$20	$—
Due from related parties	$995	$—
Prepaid and other assets	$70	$—
Notes payable, net	$33,000	$—
Accounts payable and accrued expenses	$538	$—
Due to related parties	$7	$—
Other liabilities	$89	$—
Noncontrolling interests	$12,666	$—

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Commitments and Contingencies
Commitments and Contingencies of the Company
Events of Default on Guaranteed Debt
The Company has guaranteed certain indebtedness of an investment fund it manages. As of March 31, 2026, the fund was in default under the terms of the underlying debt agreement due to (i) failure to maintain required debt service coverage ratio covenants and (ii) failure to satisfy certain financial reporting requirements. The loan remains current with respect to scheduled debt service payments. These defaults constitute Events of Default under the applicable loan documents and entitle the lender to exercise remedies including acceleration of the debt and enforcement of the related guarantee. The lender has not accelerated the debt or requested repayment from the Company under the guarantee; however, the lender has reserved all rights and remedies available under the loan documents, including the right to exercise such remedies at any time without further notice.
Management believes the fund will generate sufficient liquidity to satisfy the obligation and has concluded that the likelihood of payment by the Company under the guarantee is remote. Accordingly, no liability has been recorded related to this guarantee as of March 31, 2026.
The Company’s maximum potential exposure under the guarantee was $3.8 million as of March 31, 2026.
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
Caliber Tax Advantaged Opportunity Fund LP
Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of March 31, 2026 and December 31, 2025, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.
Caliber Tax Advantaged Opportunity Fund II LLC
Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of March 31, 2026 and December 31, 2025, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.
Commitments and Contingencies of the Consolidated Funds
Franchise Agreements
During the three months ended March 31, 2026, the consolidated funds were not party to any franchise agreements, therefore, the consolidated funds did not recognize any franchise fees during this period. During the three months ended March 31, 2025, the consolidated funds were parties to franchise agreements where the fund is required to pay monthly fees, generally consisting of royalty, program, and food and beverage fees. During the three months ended March 31, 2025, the consolidated funds recognized total franchise fees of $0.3 million.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has calculated the basic and diluted earnings per share during the three months ended March 31, 2026 and 2025 as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to CaliberCos Inc.	$(3,619)	$(4,407)
Convertible debt interest	—	21
Net loss attributable to common shareholders of CaliberCos Inc.	$(3,619)	$(4,386)
Denominator:
Weighted average shares outstanding - basic and diluted	7,000	1,146

Basic and diluted net loss per share attributable to common shareholders	$(0.52)	$(3.85)
The number of antidilutive shares consisted of the potential exercise of stock options and warrants, as well as the potential conversion of preferred shares and convertible debt. The following table summarizes these potential exercises and conversions during the three months ended March 31, 2026 and 2025, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended March 31,
	2026	2025
Additional common shares, if stock options were exercised	92	115
Additional common shares, if warrants were exercised	129	(60)
Additional common shares, if preferred shares were converted	6,255	145
Additional common shares, if convertible debt were converted	10	17
	6,486	217
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the Company’s variable rate and short-term debt as of March 31, 2026 and December 31, 2025, approximated fair value. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	March 31, 2026		December 31, 2025
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Saddleback Ranch, LLC	$1,163	$1,014	$1,250	$1,054
Gateway II, LLC	$15,566	$13,238	$15,643	$13,174
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate and short-term debt as of March 31, 2026 and December 31, 2025, approximated fair value. The fair value of the consolidated funds’ fixed rate debt were measured with Level 2 inputs. The estimated fair values for the consolidated funds’ instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	March 31, 2026		December 31, 2025
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Southpointe Fundco, LLC	$1,050	$1,021	$1,050	$1,069
West Frontier, LLC	$5,038	$2,282	$5,055	$2,335
Note 14 – Preferred Stock
The following supplemental statement of stockholders’ equity has been provided to present the activity related solely to the Company’s preferred stock by series for the period presented.

	Preferred Stock
	Series A		Series B		Series AAA		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2025	6	$—	16	$—	—	$—	22	$—
Conversions of common stock	—	—	(16)	—	2	—	(14)	—
Balances as of March 31, 2026	6	$—	—	$—	2	$—	8	$—

	Preferred Stock
	Series A		Series B		Series AAA		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	—	$—	—	$—	5	$—
Issuance of preferred stock	1	—	—	—	—	—	1	—
Balances as of March 31, 2025	6	$—	—	$—	—	$—	6	$—

Series A Convertible Preferred Stock

In November 2024, the Company entered in to an offering agreement to issue up to 750,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”), par value $0.001 per share, and warrants to purchase its Class A Common Stock, for aggregate gross proceeds of up to $15.0 million.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series A Preferred has a stated value of $400 per share and bears non-cumulative dividends at a rate of 12.0% per annum, payable annually when and if declared. Dividends are payable, at the Company’s election, in cash or in shares of Class A common stock, subject to a minimum issuance price of $20.00 per share.
On April 9, 2026, the Company amended the Certificate of Designation for the Series A Preferred to revise the conversion provisions and certain ranking rights. Under the amended terms, holders may convert the Series A Preferred, at their option and from time to time, in three sequential tranches, each representing up to one-third of the holder’s original Series A Preferred shares. The first tranche is convertible at a conversion price of $2.50 per share of Class A common stock, the second tranche is convertible at a conversion price of $3.50 per share, and the third tranche is convertible at a conversion price of $4.50 per share. The number of shares of Class A common stock issuable upon conversion is determined based on the stated value of the preferred shares divided by the applicable conversion price for the respective tranche. The amended terms also provide customary anti-dilution protections, beneficial ownership limitations and notice provisions. In addition, the Series A Preferred Stock ranks pari passu with the Company’s Series AA Preferred and Series AAA Preferred with respect to liquidation and dividend preferences.
At both March 31, 2026 and December 31, 2025, the Company had 5,875 of its Series A Preferred stock issued and outstanding, representing additional paid-in capital of $2.4 million.

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

The Series AA Preferred is classified as a liability on the accompanying condensed consolidated balance sheets, rather than in shareholders’ equity, due to its contractual obligation to redeem the shares for cash.
As of March 31, 2026 and December 31, 2025, the Company had 301,337 and 221,434 shares, respectively, of its Series AA Preferred issued and outstanding, representing funds raised of $7.0 million and $5.1 million, respectively, net of issuance costs.

Series AAA Convertible Preferred Stock

In April 2026, the Company entered into an offering agreement to issue up to 40,000 shares of Series AAA Convertible Preferred Stock (“Series AAA Preferred”), par value $0.001 per share, for aggregate gross proceeds of up to $40.0 million.

Each share of Series AAA Preferred has a stated value of $1,000 per share and bears non-cumulative dividends at a rate of 12% per annum, payable quarterly when, and if, declared by the Company. Dividends are payable, at the Company’s election, in cash or in shares of Class A common stock, subject to a minimum issuance price of $1.00 per share. The Series AAA Preferred does not contain a mandatory redemption feature and is therefore classified within stockholders’ equity on the Company’s condensed consolidated balance sheets.

Series AAA Preferred are convertible, at the option of the holder, from time to time, into shares of the Company’s Class A common stock in three consecutive tranches, with each tranche permitting the holder to convert up to one-third of the total preferred shares held at issuance. The first tranche is convertible at a conversion price of $2.50 per share of Class A common stock, the second tranche is convertible at a conversion price of $3.50 per share, and the third tranche is convertible at a conversion price of $4.50 per share. The number of shares of Class A common stock issuable upon conversion is determined based on the stated value of the preferred shares divided by the applicable conversion price for the respective tranche.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Series AAA Preferred generally does not carry voting rights, except as required by applicable law. In the event of liquidation, dissolution, or winding up of the Company, the Series AAA Preferred ranks senior to the Company’s common stock and Series B Preferred, and pari passu with the Company’s Series A Preferred and Series AA Preferred.

As of March 31, 2026, the Company had 1,529 shares of Series AAA Preferred issued and outstanding, representing additional paid-in capital of $1.5 million.

Series B Preferred Stock

In September 2025, the Company filed a Certificate of Designation with the Secretary of State of Delaware designating Series B Preferred Stock (“Series B Preferred”), par value $0.001 per share. Each share has a stated value of $1,000 and is convertible at the option of the holder into shares of Class A common stock at a conversion price of $250 per share, subject to adjustment as defined in the Certificate of Designation.

The Series B Preferred do not have voting rights, except as required by law. In the event of liquidation, dissolution, or winding up of the Company, holders are entitled to receive distributions in preference to holders of common stock, but junior to Series A, Series AA, and Series AAA Preferred Stock. The Series B ranks pari passu with any preferred stock of substantially similar rights and preferences.
In March 2026, an institutional investor converted 15,868 shares of Series B Preferred into 63,472 shares of the Company’s Class A common stock. No shares of Series B Preferred were outstanding as of March 31, 2026.
Warrants
The Company issues warrants for the purchase of its Class A Common Stock, either as stand-alone transactions or combined with other debt and/or equity instruments. The warrants may be exercised up to the fifth anniversary of their origination date and transferred independently at any time. Using the Black-Scholes model, the Company estimates the relative fair value of warrants on the date of issuance. The relative fair value of warrants is included in paid-in capital on the accompanying condensed consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company had 129,040 warrants outstanding with a weighted-average exercise price of $16.49 per share and weighted-average remaining contractual terms of 3.8 and 4.3 years, respectively.
Note 15 – Segments
The Company operates through one operating segment, its asset management platform which it refers to simply as “Platform”. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, John C. Loeffler. The Company’s CODM assesses performance and allocates resources based on the results of Platform operations.
The Company’s CODM assesses revenue, operating costs and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Operating costs consist primarily of payroll related costs that are provided quarterly to the CODM. Platform payroll and payroll related costs were $2.7 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. Management concluded that the consolidated funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review, nor is he provided with the operating results of these consolidated funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The consolidated funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since the Company has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
For the three months ended March 31, 2026 and 2025, total Platform revenues were $4.1 million and $3.5 million, respectively, representing a period-over-period increase of 15.7%. The tables below compare the revenues earned for providing services under the Company’s Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended March 31, 2026, to the revenues earned for the same period in 2025 (in thousands).

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$2,845	$(389)	$2,456
Financing fees	417	(16)	401
Development and construction fees	457	(2)	455
Brokerage fees	352	—	352
Total asset management	4,071	(407)	3,664
Performance allocations	34	—	34
Total Platform revenue	$4,105	$(407)	$3,698

	Three Months Ended March 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$2,744	$(274)	$2,470
Financing fees	74	(22)	52
Development and construction fees	528	(58)	470
Brokerage fees	196	8	204
Total asset management	3,542	(346)	3,196
Performance allocations	7	(6)	1
Total Platform revenue	$3,549	$(352)	$3,197

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of Platform revenues, expenses and net loss to the most comparable U.S. GAAP measure for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$4,071	$(407)	$3,664
Performance allocations	34	—	34
Consolidated funds – other revenues	—	596	596
Total revenues	4,105	189	4,294

Expenses
Operating costs	554	(167)	387
Payroll and payroll related costs	2,701	—	2,701
General and administrative	1,811	(10)	1,801
Marketing and advertising	178	—	178
Depreciation and amortization	183	(8)	175
Consolidated funds – other expenses	—	1,797	1,797
Total expenses	5,427	1,612	7,039

Other income (loss), net	17	(172)	(155)
Change in fair value of digital assets	(1,896)	—	(1,896)
Interest income	252	—	252
Interest expense	(1,387)	—	(1,387)
Net loss before income taxes	(4,336)	(1,595)	(5,931)
Provision for income taxes	—	—	—
Net loss	(4,336)	(1,595)	(5,931)
Net income (loss) attributable to noncontrolling interests	—	(2,312)	(2,312)
Net (loss) income attributable to CaliberCos Inc.	$(4,336)	$717	$(3,619)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,542	$(346)	$3,196
Performance allocations	7	(6)	1
Consolidated funds – hospitality revenue	—	3,919	3,919
Consolidated funds – other revenue	—	145	145
Total revenues	3,549	3,712	7,261

Expenses
Operating costs	508	(124)	384
Payroll and payroll related costs	3,660	—	3,660
General and administrative	1,592	(11)	1,581
Marketing and advertising	165	—	165
Depreciation and amortization	162	(5)	157
Consolidated funds – hospitality expenses	—	3,465	3,465
Consolidated funds – other expenses	—	458	458
Total expenses	6,087	3,783	9,870

Other income (loss), net	6	(372)	(366)
Interest income	33	(1)	32
Interest expense	(1,611)	—	(1,611)
Net loss before income taxes	(4,110)	(444)	(4,554)
Benefit from income taxes	—	—	—
Net loss	(4,110)	(444)	(4,554)
Net loss attributable to noncontrolling interests	—	(147)	(147)
Net loss attributable to CaliberCos Inc.	$(4,110)	$(297)	$(4,407)
The following tables present a reconciliation of Platform assets to the most comparable U.S. GAAP measure as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Platform	Impact of Consolidated Funds	Consolidated

Cash	$543	$—	$543
Restricted cash	2,351	—	2,351
Real estate investments, net	22,128	(251)	21,877
Digital assets	4,455	—	4,455
Notes receivable - related parties	8,726	—	8,726
Due from related parties	11,038	(480)	10,558
Investments in unconsolidated entities	11,572	(5)	11,567
Operating lease - right of use assets	3,633	(3,548)	85
Prepaid and other assets	2,580	(396)	2,184
Total assets	$67,026	$(4,680)	$62,346

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Cash	$2,538	$—	$2,538
Restricted cash	2,628	—	2,628
Real estate investments, net	21,945	(256)	21,689
Digital assets	6,850	—	6,850
Notes receivable - related parties	7,348	—	7,348
Due from related parties	10,597	(511)	10,086
Investments in unconsolidated entities	11,629	(5)	11,624
Operating lease - right of use assets	3,712	(3,614)	98
Prepaid and other assets	2,740	(372)	2,368
Total assets	$69,987	$(4,758)	$65,229
Note 16 – Subsequent Events
The following are material transactions are subsequent events, in addition to those matters discussed above in Note 1 – Organization and Liquidity, Note 6 – Notes Payable, and Note 14 - Preferred Stock.

Debt Conversion Agreements and Related Equity Issuances

In March 2026, the Company launched a note conversion program (the “Program”) pursuant to which holders (the “Note Holders”) of certain of the Company’s unsecured outstanding promissory notes (the “Notes”) elected to convert all or part of their Notes into (i) shares of the Company’s Class A common stock, par value $0.001 (“Common Stock”) pursuant to common stock subscription agreements, or (ii) shares of Series AAA Convertible Preferred Stock (“Series AAA Preferred”) pursuant to preferred stock subscription agreements.

As of March 31, 2026, the Company had entered into binding agreements with the Note Holders to convert outstanding debt into shares of Common Stock and Series AAA Preferred. As these agreements were executed prior to the balance sheet date, the related transactions have been reflected in the accompanying condensed consolidated financial statements.

On April 9, 2026, the Company filed the Certificate of Designation for its Series AAA Preferred with the Secretary of State of the State of Delaware to establish the rights, preferences and privileges of such shares. On April 13, 2026, the Company filed a registration statement on Form S-3 covering the issuance of shares of Common Stock issuable pursuant to the conversion agreements. These filings formalized and enabled the issuance of securities under the previously executed agreements. The Form S-3 was approved by the SEC effective April 28, 2026. See Note 14 – Preferred Stock for additional information regarding the Series AAA Preferred.

Amendment to the Certificate of Designation for the Company’s Series A Preferred

On April 9, 2026, the Company filed a Certificate of Amendment (the “Amendment”) to the Certificate of Designation for the Company’s Series A Convertible Preferred (the “Series A Certificate of Designation”) with the Delaware Secretary of State’s Office. Pursuant to the Amendment, the Series A Preferred will rank pari passu with the Series AA Preferred and Series AAA Preferred and the conversion provisions in the Series A Certificate of Designation were restated in full to match the conversion provisions in the Series AAA Preferred Certificate of Designation. The Amendment was approved by the requisite holders of the Company’s Series A Convertible Preferred Stock. See Note 14 – Preferred Stock for additional information regarding the amended Series A Certificate of Designation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 26, 2026. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I - Financial Information,” including the related notes to the condensed consolidated financial statements contained therein.
Overview
Over the past 16 years, we have grown into a leading diversified alternative asset management firm, with more than $2.6 billion in Managed Assets, comprised of $0.7 billion of assets under management (“AUM”) and $1.8 billion of assets under development (“AUD”). Our primary goal is to drive shareholder value by enhancing the wealth of accredited investor clients seeking to make investments in real and digital assets.

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
Since adoption of the policy, we have raised capital through equity issuances and deployed a portion of those proceeds to accumulate LINK tokens as a long-term treasury asset. These holdings are reflected on our accompanying condensed consolidated balance sheets at fair value as of March 31, 2026 and December 31, 2025. Changes in the fair value of our LINK tokens are reflected within our accompanying condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. We expect continued volatility in the fair value of our digital asset holdings, which may materially affect reported results in future periods.
We have announced our intention to stake a portion of our LINK holdings once operational readiness and governance requirements are completed. Staking generally involves committing tokens to participate in network security and may generate a yield in the form of additional LINK tokens. Staking is a critical part of the LINK ecosystem and provides an opportunity for us to generate passive yield on our holdings while contributing to the stability and reliability of the broader network. Management estimates it may earn a yield of 3% to 9% annualized, based upon internal estimates of the potential to stake our LINK treasury. Any staking yield is subject to protocol rules, market conditions, operational factors and regulatory consideration. Actual results may differ materially from expectations.
In parallel, we are evaluating the potential to operate or participate in LINK validator-related activities, which could include third party arrangements or internal capabilities. Validator-related activities play a central role in maintaining network consensus and facilitating data integrity. Revenues generated from staking or related activities, if any, would be evaluated by management in the context of liquidity, balance sheet strategy and capital allocation within our digital asset treasury and asset management platform business.
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
The Board of Directors and management team view the LINK strategy and broader blockchain initiatives as a natural evolution of our mission: to enhance the wealth of our accredited investor clients by making alternative investments more accessible, transparent, and profitable for investors. Through the integration of digital assets, blockchain infrastructure, and tokenization technology, we seek to position ourself at the forefront of the convergence between traditional finance and decentralized finance.
Private Equity Real Estate Platform
We operate a Private Equity Real Estate (“PERE”) platform that creates, manages, and services middle-market investment funds, private syndications, and direct investments focused on real estate investment strategies. To build our funds, we market directly to high net worth and ultra high net worth investors with our in-house fundraising team and to registered investment advisors and broker-dealers with our in-house wholesaling team.
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
As of March 31, 2026, we are actively developing 1,776 multifamily units, 497 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.8 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing.
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
Asset Management Revenues
•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require us to provide management services, representing a performance obligation that we satisfy over time. With respect to the CHT, we earn a fund management fee of 0.7% of CHT’s enterprise value and are reimbursed for certain costs incurred on behalf of CHT.

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

As of March 31, 2026, based on internal asset-level business plans and projected exit assumptions, we estimate aggregate unrealized performance allocations of approximately $98.9 million. This estimate represents our contractual share of projected profits after satisfaction of preferred returns and return of capital.
The estimate is derived from:
•Asset-level discounted cash flow analyses
•Underwriting models used for capital allocation decisions
•Valuation methodologies consistent with fair value measurement frameworks
•Independent third-party valuation work
Assets that are impaired, or where current projections do not support achieving returns above the preferred return threshold, are assigned zero carried interest value and are excluded from the $98.9 million estimate unless and until business plan revisions support a reasonable expectation of future performance allocation realization. Consistent with U.S. GAAP, the $98.9 million of estimated unrealized performance allocations is not reflected in our consolidated financial statements.
Management believes disclosure of unrealized performance allocations provides important insight into embedded economic value and long-term earnings potential.

Sensitivity of Estimated Performance Allocations

The performance allocation estimate is sensitive to changes in projected exit values of underlying assets. A 5% increase or decrease in projected exit values across the managed portfolio would result in an approximate $4.9 million increase or decrease in estimated performance allocations. Actual realized performance allocations may differ materially from current estimates based on changes in market conditions, operating performance, financing availability, or timing of realization events.
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
Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through March 31, 2026 of $779.8 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that we manage throughout the deal cycle will continue to offer an attractive value proposition to investors.
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
Regional conflicts and instability, such as those in Israel, Ukraine and Iran, can have significant impacts on global markets and economies and investor perception and tolerance for risk. These conflicts could lead to increased volatility in financial markets, disrupt supply chains, and change investor appetite for investments in alternative assets.

Business Environment
Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, global tariffs, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.3% in March 2026. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 169 basis points through March 2026, resulting in a target rate range of 3.50% to 3.75% at March 31, 2026. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for our funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to our early years of operations. In both a buyer’s market and a stressed or distressed market, we expect our business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows us to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

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
Other (Loss) Income
Other (loss) income includes interest expense, interest income, and change in fair value of digital assets.

Results of Operations
Comparison of the Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, Commons Fundco, LLC (“Commons”) was consolidated during the three months ended March 31, 2026, Riverwalk(1) was consolidated during the three months ended December 31, 2025 and DoubleTree by Hilton Tucson Convention Center (“TCC”) was deconsolidated during the three months ended March 31, 2025. The following table and discussion provide insight into our consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$3,664	$3,196	$468	14.6%
Performance allocations	34	1	33	3,300.0%
Consolidated funds – hospitality revenues	—	3,919	(3,919)	(100.0)%
Consolidated funds – other revenues	596	145	451	311.0%
Total revenues	4,294	7,261	(2,967)	(40.9)%

Expenses
Operating costs	3,088	4,044	(956)	(23.6)%
General and administrative	1,801	1,581	220	13.9%
Marketing and advertising	178	165	13	7.9%
Depreciation and amortization	175	157	18	11.5%
Consolidated funds – hospitality expenses	—	3,465	(3,465)	(100.0)%
Consolidated funds – other expenses	1,797	458	1,339	292.4%
Total expenses	7,039	9,870	(2,831)	(28.7)%

Other loss, net	(155)	(366)	211	57.7%
Change in fair value of digital assets	(1,896)	—	(1,896)	100.0%
Interest income	252	32	220	687.5%
Interest expense	(1,387)	(1,611)	224	13.9%
Net loss before income taxes	(5,931)	(4,554)	(1,377)	(30.2)%
Benefit from income taxes	—	—	—	0.0%
Net loss	(5,931)	(4,554)	(1,377)	(30.2)%
Net loss attributable to noncontrolling interests	(2,312)	(147)	(2,165)	(1,472.8)%
Net loss attributable to CaliberCos Inc.	$(3,619)	$(4,407)	$788	17.9%
For the three months ended March 31, 2026 and 2025, total revenues were $4.3 million and $7.3 million, respectively, representing a period-over-period decrease of 40.9%, which was primarily due to a decrease in consolidated fund revenues resulting from the deconsolidation of TCC, which was deconsolidated during the three months ended June 30, 2025. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the three months ended March 31, 2026 and 2025, total expenses were $7.0 million and $9.9 million, respectively, representing a period-over-period decrease of 28.7%. The decrease was primarily due to the decrease in consolidated fund
(1) The following entities were consolidated as part of the 2025 Riverwalk consolidation: Riverwalk 1 HoldCo, LLC; Riverwalk 2 HoldCo, LLC; Riverwalk 3 HoldCo, LLC; Riverwalk 4 HoldCo, LLC; Riverwalk 5 HoldCo, LLC; Riverwalk 6 HoldCo, LLC; and Riverwalk 7 HoldCo, LLC.

expenses resulting from the deconsolidation TCC, which was deconsolidated during the three months ended June 30, 2025, offset by an increase in other expenses from the addition of Commons.

For the three months ended March 31, 2026, unrealized loss on digital assets was $1.9 million. During the three months ended March 31, 2026, we had investments in digital assets resulting in an unrealized loss. There was no comparable activity during the same period in 2025.
Comparison of the Platform (Unconsolidated) Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$4,071	$3,542	$529	14.9%
Performance allocations	34	7	27	385.7%
Total revenues	4,105	3,549	556	15.7%

Expenses
Operating costs	3,255	4,168	(913)	(21.9)%
General and administrative	1,811	1,592	219	13.8%
Marketing and advertising	178	165	13	7.9%
Depreciation and amortization	183	162	21	13.0%
Total expenses	5,427	6,087	(660)	(10.8)%

Other income, net	17	6	11	183.3%
Change in fair value of digital assets	(1,896)	—	(1,896)	100.0%
Interest income	252	33	219	663.6%
Interest expense	(1,387)	(1,611)	224	13.9%
Net (loss) income before income taxes	(4,336)	(4,110)	(226)	(5.5)%
Benefit from income taxes	—	—	—	0.0%
Net (loss) income	$(4,336)	$(4,110)	$(226)	(5.5)%
For the three months ended March 31, 2026 and 2025, total revenues were $4.1 million and $3.5 million, respectively, representing a period-over-period increase of 15.7%. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended March 31, 2026, to the revenues earned for the same period in 2025.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Fund management fees	$2,845	$2,744	$101	3.7%
Financing fees	417	74	343	463.5%
Development and construction fees	457	528	(71)	(13.4)%
Brokerage fees	352	196	156	79.6%
Total asset management	4,071	3,542	529	14.9%
Performance allocations	34	7	27	385.7%
Total unconsolidated Platform revenue	$4,105	$3,549	$556	15.7%
Fund management fees remained relatively constant during the three months ended March 31, 2026, as compared to the same period in 2025. Fund management fees are based on 1.0% to 1.5% of the unreturned capital contributions in each fund and a fund management fee of 0.7% of CHT’s enterprise value.

The increase in financing fees is primarily due to fees earned from unconsolidated entities related to one loan modification and one line of credit during the three months ended March 31, 2026, with no comparable activity during the same period in 2025.
For the three months ended March 31, 2026 and 2025, total expenses were $5.4 million and $6.1 million, respectively, representing a period-over-period decrease of 10.8%. The decrease was primarily due to a decrease in payroll expense due to a decrease in employee headcount.

For the three months ended March 31, 2026, the change in fair value of digital assets resulted in losses of $1.9 million, consisting of $1.7 million of unrealized losses and $0.2 million of realized losses. There was no comparable activity during the corresponding period in 2025.
Balance Sheets - Platform (Unconsolidated)
The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform as of March 31, 2026 and December 31, 2025. Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	March 31, 2026	December 31, 2025
(in thousands)
Assets
Cash	$543	$2,538
Restricted cash	2,351	2,628
Real estate investments, net	22,128	21,945
Digital assets	4,455	6,850
Notes receivable - related parties	8,726	7,348
Due from related parties	11,038	10,597
Investments in unconsolidated entities	11,572	11,629
Operating lease - right of use assets	3,633	3,712
Prepaid and other assets	2,580	2,740
Total assets	$67,026	$69,987

Liabilities
Notes payable, net	$42,441	$46,347
Accounts payable and accrued expenses	7,562	7,325
Redeemable preferred stock	6,983	5,101
Due to related parties	127	186
Operating lease liabilities	4,114	4,163
Other liabilities	691	819
Total liabilities	61,918	63,941

Stockholders’ Equity
Preferred stock - Series A	—	—
Preferred stock - Series B	—	—
Preferred stock - Series AAA	—	—
Common stock	9	7
Paid-in capital	83,547	77,263
Accumulated deficit	(78,448)	(71,224)
Total stockholders’ equity	5,108	6,046
Total liabilities and stockholders’ equity	$67,026	$69,987

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
ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of March 31, 2026, we had total FV AUM of approximately $736.4 million.
Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital
The table below summarizes the activity of the managed capital for the three months ended March 31, 2026 (in thousands):

Managed Capital
Balance as of December 31, 2025	$517,186
Originations	10,478
Return of capital	(316)
Investment write-offs(1)	(37,764)
Balance as of March 31, 2026	$489,584
___________________________________________
(1)Decrease driven by the sale of assets by our investment funds, as well as the recording of an impairment reserve related to an investment held by one of our diversified funds while recoverability is being evaluated.
The table below summarizes the activity of the managed capital for the three months ended March 31, 2025 (in thousands):

Managed Capital
Balance as of December 31, 2024	$492,542
Originations	2,990
Return of capital	(315)
Balance as of March 31, 2025	$495,217
The following table summarizes managed capital for our investment fund portfolios as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Real Estate
Hospitality	$49,289	$49,289
Caliber Hospitality Trust(1)	97,031	97,037
Residential	106,825	103,961
Commercial	182,687	180,569
Total Real Estate(2)	435,832	430,856
Credit(3)	52,760	82,163
Other(4)	992	4,167
Total	$489,584	$517,186
___________________________________________
(1)We earn a fund management fee of 0.70% of CHT’s enterprise value and are reimbursed for certain costs incurred on behalf of CHT.
(2)We include capital raised from our investors through corporate note issuances that was further invested in our funds in Managed Capital. At each of March 31, 2026, and December 31, 2025, we had invested $11.6 million in our funds.
(3) Credit managed capital represents loans made to our investment funds by us and our diversified funds. At each of March 31, 2026 and December 31, 2025, we had loaned $9.8 million and $8.5 million to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.
Managed capital activity for our hospitality investment funds and CHT was effectively flat for the three months ended March 31, 2026.
Managed capital for our residential investment funds increased by $2.9 million during the three months ended March 31, 2026, due to: (i) $0.4 million in capital raised into our residential assets, and (ii) $2.5 million contributed by our diversified funds.
Managed capital for our commercial investment funds increased by $2.1 million during the three months ended March 31, 2026, due to: (i) $0.4 million in capital raised into our commercial assets, and (ii) $1.7 million contributed by our diversified funds. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.
During the three months ended March 31, 2026, credit managed capital decrease was driven by the sale of assets by our investment funds, as well as the recording of an impairment reserve related to an investment held by one of our diversified funds.

FV AUM
The table below details the activities that had an impact on our FV AUM, during the three months ended March 31, 2026 (in thousands):

FV AUM
Balances as of December 31, 2025	$779,730
Assets acquired(1)	4,150
Construction, net of market depreciation	(4,675)
Assets sold(2)	(10,275)
Credit(3)	(29,403)
Other(4)	(3,176)
Balances as of March 31, 2026	$736,351
The table below details the activities that had an impact on our FV AUM, during the three months ended March 31, 2025 (in thousands):

FV AUM
Balances as of December 31, 2024	$794,923
CHT contribution	10,300
Construction and net market appreciation	25,800
Credit(3)	379
Other(4)	(644)
Balances as of March 31, 2025	$830,758
The following table summarizes FV AUM of our investment fund portfolios as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Real Estate
Hospitality	$51,600	$55,600
Caliber Hospitality Trust	191,100	191,900
Residential	159,200	165,900
Commercial	280,700	280,000
Total Real Estate	682,600	693,400
Credit(3)	52,760	82,163
Other(4)	991	4,167
Total	$736,351	$779,730
___________________________________________
(1)Assets acquired during the three months ended March 31, 2026 include one land parcel intended for hotel development in Colorado.
(2)Assets sold during the three months ended March 31, 2026 include one multi-family residential asset.
(3)Credit FV AUM represents loans made to our investment funds by our diversified credit fund.
(4)Other FV AUM represents undeployed capital held in our diversified funds.

Assets Under Development
We have several development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at March 31, 2026, up through sale, we estimate we could earn up to $98.9 million in performance allocations. As of March 31, 2026, we are actively developing 1,776 multifamily units, 497 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.8 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding which may not be available.
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
The following table presents a reconciliation of net loss attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Platform Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to CaliberCos Inc.	$(3,619)	$(4,407)
Net loss attributable to noncontrolling interests	(2,312)	(147)
Net loss	(5,931)	(4,554)
Provision for income taxes	—	—
Net loss before income taxes	(5,931)	(4,554)
Depreciation and amortization	182	162
Consolidated funds’ impact on fee-related earnings	1,423	71
Stock-based compensation	328	661
Severance	10	51
Performance allocations	(34)	(1)
Other income, net	(212)	366
Investments impairment	183	279
Change in fair value of digital assets	1,896	—
Bad debt expense	12	3
Interest expense, net	1,135	1,578
Fee-Related Earnings	(1,008)	(1,384)
Performance allocations	34	1
Interest expense, net	(1,135)	(1,578)
Distributable Earnings	(2,109)	(2,961)
Interest expense	1,387	1,611
Other income, net	212	(366)
Consolidated funds’ impact on Caliber Adjusted EBITDA	172	364
Platform Adjusted EBITDA	(338)	(1,352)
Consolidated funds' EBITDA Adjustments	(381)	1,210
Consolidated Adjusted EBITDA	$(719)	$(142)

All share and per share amounts in the Platform and Consolidated, basic and diluted earnings per share calculations below have been affected for the Reverse Stock Split, retroactively, for all periods presented.
The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable U.S. GAAP measure for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$4,071	$(407)	$3,664
Performance allocations	34	—	34
Consolidated funds – other revenues	—	596	596
Total revenues	4,105	189	4,294

Expenses
Operating costs	3,255	(167)	3,088
General and administrative	1,811	(10)	1,801
Marketing and advertising	178	—	178
Depreciation and amortization	183	(8)	175
Consolidated funds – other expenses	—	1,797	1,797
Total expenses	5,427	1,612	7,039

Other income (loss), net	17	(172)	(155)
Change in fair value of digital assets	(1,896)	—	(1,896)
Interest income	252	—	252
Interest expense	(1,387)	—	(1,387)
Net loss before income taxes	(4,336)	(1,595)	(5,931)
Provision for income taxes	—	—	—
Net loss	(4,336)	(1,595)	(5,931)
Net loss attributable to noncontrolling interests	—	(2,312)	(2,312)
Net loss attributable to CaliberCos Inc.	$(4,336)	$717	$(3,619)
Basic and diluted net loss per share	$(0.62)		$(0.52)
Weighted average common shares outstanding:
Basic and diluted	7,000		7,000

	Three Months Ended March 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,542	$(346)	$3,196
Performance allocations	7	(6)	1
Consolidated funds – hospitality revenue	—	3,919	3,919
Consolidated funds – other revenue	—	145	145
Total revenues	3,549	3,712	7,261

Expenses
Operating costs	4,168	(124)	4,044
General and administrative	1,592	(11)	1,581
Marketing and advertising	165	—	165
Depreciation and amortization	162	(5)	157
Consolidated funds – hospitality expenses	—	3,465	3,465
Consolidated funds – other expenses	—	458	458
Total expenses	6,087	3,783	9,870

Other income (loss), net	6	(372)	(366)
Interest income	33	(1)	32
Interest expense	(1,611)	—	(1,611)
Net loss before income taxes	(4,110)	(444)	(4,554)
Provision for income taxes	—	—	—
Net loss	(4,110)	(444)	(4,554)
Net loss attributable to noncontrolling interests	—	(147)	(147)
Net loss attributable to CaliberCos Inc.	$(4,110)	$(297)	$(4,407)
Basic and diluted net loss per share	$(3.59)		$(3.85)
Weighted average common shares outstanding:
Basic and diluted	1,146		1,146
Liquidity and Capital Resources
At March 31, 2026, the Company’s corporate note portfolio consisted of 148 unsecured notes with an aggregate principal balance of $26.2 million, compared to 178 unsecured notes with an aggregate principal balance of $29.6 million at December 31, 2025 and 196 unsecured notes with an aggregate principal balance of $33.2 million at March 31, 2025, a 21.1% decrease year over year. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term. As of May 13, 2026, an aggregate of $21.1 million of corporate and convertible notes mature within the 12-month period subsequent to when these condensed consolidated financial statements were issued.
The Company has incurred recurring operating losses and negative cash flow from operations, and may experience additional operating losses and negative cash flow in the near term. The Company does not have sufficient cash and other liquid assets on-hand to satisfy these maturities in full. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management considered the impact of the Company’s near-term maturities and the status of related plans intended to address them.
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

To satisfy the maturity of these corporate notes, the Company intends to continue executing on the following strategies, which the Company has been actively pursuing during 2025 and the first quarter of 2026:
i.Reg A+ Series AA Preferred Stock Offering. Raise up to $20.0 million of Series AA Preferred Stock through the Company’s Reg A+ offering, which was qualified on March 12, 2025. From program inception through May 13, 2026, the Company has raised $8.7 million in proceeds from its Series AA Preferred Stock.
ii.Note Refinancing into 36-Month Term Program. Refinance existing 12-month term corporate notes into the Company’s 36-month term corporate note program. From program inception through May 13, 2026, the Company has refinanced $6.4 million of 12-month term corporate notes into the 36-month term program.
iii.Note Conversion Program. Convert corporate notes into shares of Caliber Class A common stock or Series AAA Convertible Preferred Stock through the Company’s note conversion program (the “Program”), launched in October 2025. Under the Program, holders of outstanding promissory notes may elect to convert all or part of their notes into Class A common stock at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution, or (ii) the closing bid price of the Company’s Class A common stock the business day preceding execution, or, alternatively into shares of Series AAA Convertible Preferred Stock. From program inception through May 13, 2026, the Company has successfully converted $3.8 million of corporate notes into 22,726 shares of Class A common stock at conversion prices ranging from $1.06 to $3.72 per share, and an additional $1.5 million of corporate notes into 1,529 shares of Series AAA Convertible Preferred Stock subsequent to March 31, 2026.
iv.Equity Issuances Through ELOC and ATM Facilities. Raise additional equity through the Company’s existing equity line of credit (“ELOC”) and at-the-market (“ATM”) facilities, with a portion of the proceeds allocated to general corporate purposes. From program inception through May 13, 2026, the Company generated $38.7 million in net cash from equity issuances across all sources.
In addition to the financing actions noted, management continues to execute various plans implemented to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with actions taken in prior reporting periods, these plans include: i) further reducing operating costs, including the workforce reductions implemented in 2025 that are expected to generate annualized cost savings of $3.9 million in compensation and employee benefit expenses in 2026; ii) collecting all or part of the Company’s $11.2 million in accounts receivable; iii) collecting all or part of its $11.6 million in investments from its managed funds, iv) continuing to expand fundraising channels and managed capital; v) selling or accepting outside investment into the Company’s corporate headquarters; vi) placing debt on unencumbered assets; and vii) generating planned cash flow from operations through the execution of the Company’s existing project pipeline.
During the three months ended March 31, 2026, the Company executed against these plans and, among other things: (i) collected $4.4 million in notes receivable from related parties; (ii) collected $3.7 million in accounts receivable; (iii) issued $0.7 million of Series AA Preferred Stock under its Regulation A+ offering; and (iv) entered into binding agreements to convert $3.5 million of corporate notes into Class A common stock and Series AAA Convertible Preferred Stock. As a result of these and prior period actions, the Company’s aggregate corporate note balance decreased from $29.6 million at December 31, 2025 to $26.2 million at March 31, 2026.

After consideration of the implemented and planned actions, management concluded these plans depend on actions of third parties; including noteholders, investors, lenders, and counterparties, and accordingly cannot be deemed probable of being effectively implemented under ASC 205-40. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Management continues to pursue these plans and advance its existing project pipeline to address the near-term funding gap; however, no assurance can be provided that such plans will be successful or implemented in a timely manner sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.
Each of our funds and the related assets that are acquired or own equity interest in those funds are established as separate legal entities with limited liability. Therefore, the cash flows generated by these entities, whether through operations or financing, are unavailable for general corporate purposes, except as payment to us for services performed by us.
Corporate Debt
As of March 31, 2026, we have issued and outstanding unsecured promissory notes of $26.2 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 11.06%, and maturity dates ranging from January 2024 to March 2028. The purpose of this financing program is to provide us with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of our funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. This outstanding debt resulted in interest expense of $0.8 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
Cash Flows Analysis
The section below discusses in more detail our primary sources and uses of cash and primary drivers of cash flows within the our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$(2,635)	$(1,738)	$(897)
Investing activities	(583)	(107)	(476)
Financing activities	1,808	1,308	500
Net change in cash and cash equivalents	$(1,410)	$(537)	$(873)
The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to us and to our consolidated funds (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash used in the Company's operating activities	$(824)	$(2,375)	$1,551
Net cash (used in) provided by the consolidated funds' operating activities	(1,811)	637	(2,448)
Net cash used in the Company's operating activities	(2,635)	(1,738)	(897)
Net cash used in the Company's investing activities	(1,603)	(398)	(1,205)
Net cash provided by the consolidated funds' investing activities	1,020	291	729
Net cash used in the Company's investing activities	(583)	(107)	(476)
Net cash provided by the Company's financing activities	748	1,584	(836)
Net cash provided by (used in) the consolidated funds' financing activities	1,060	(276)	1,336
Net cash provided by the Company's financing activities	1,808	1,308	500
Net change in cash and cash equivalents	$(1,410)	$(537)	$(873)
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company decreased during the three months ended March 31, 2026 as compared to the same period in 2025, which was primarily related to decreases in payroll and payroll related expenses paid and interest expense paid, and an increase in revenues. Net cash flows used in operating activities of the consolidated funds increased during the three months ended March 31, 2026, as compared to net cash flows provided by operating activities during the same period in 2025, which was primarily related to the consolidation of VIEs.
Investing Activities
Net cash flows used in investing activities of the Company increased during the three months ended March 31, 2026, as compared to the same period in 2025, which was primarily related to an increase in net funding of related party notes receivable. The increase in net cash flows provided by investing activities of the consolidated funds during the three months ended March 31, 2026, as compared to the same period in 2025, is primarily due to the consolidation of VIEs.

Financing Activities
Net cash flows provided by financing activities of the Company decreased during the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily due to an decrease in the net proceeds from notes payable, offset by an increase in net proceeds from the issuance of redeemable preferred stock. The increase in net cash flows provided by financing activities of the consolidated funds during the three months ended March 31, 2026, as compared to the net cash flows used in financing activities during the same period in 2025, is primarily due to an increase in contributions from noncontrolling interest holders and a decrease in distributions to noncontrolling interest holders
Critical Accounting Policies and Estimates
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
Digital Assets

We account for our digital assets in accordance with ASU 2023-08, Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires in-scope crypto assets (including our LINK holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income (loss) each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. We adopted this guidance effective September 9, 2025, upon the completion of our initial purchase of LINK as part of the inauguration of its digital asset treasury strategy.

We initially record our LINK purchases at cost, with any subsequent changes in fair value recognized as incurred in the accompanying condensed consolidated statements of operations. The fair value of our LINK is adjusted and disclosed within the accompanying condensed consolidated balance sheets at the end of each reporting period. We determine the fair value of our LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that we have determined is our principal market for LINK (Level 1 inputs). In the event of a sale, we will calculate the gain or loss to be recognized as the difference between the sales price, net of transaction costs, and the carrying value of the LINK tokens sold immediately prior to sale. We use the first-in, first-out cost basis method when calculating the gain or loss on sale.

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
Consolidated funds – hospitality revenue
In May 2025, the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (“TCC”), which was the only consolidated fund with hospitality revenues. Accordingly, following the deconsolidation of TCC, the Company no longer has hospitality revenue. The below policy applies to hospitality revenue recognized prior to the deconsolidation of TCC.
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
Consolidated funds – other revenue
Consolidated funds - other revenue primarily consists of rental revenue of $0.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential and commercial properties of our consolidated funds.
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, the consolidated funds, including, without limitation, operating costs, depreciation and amortization, interest expense on debt held by the consolidated funds, gain on extinguishment of debt, insurance expenses, professional fees and other costs associated with administering and supporting those funds.

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

In addition, LINK held with custodians or transacted through trading partners are not subject to the protections available for cash or securities held with institutions regulated by the FDIC or the Securities Investor Protection Corporation. We may also be unable to obtain term loans or complete other capital-raising transactions using our unencumbered LINK holdings as collateral, particularly during periods of market stress or following significant declines in the price of LINK. If we are unable to transact in LINK, raise capital using LINK as collateral, or otherwise generate liquidity from our LINK holdings—and especially if we are required to sell LINK at a substantial loss to meet working capital requirements—our business and financial condition could be materially and adversely affected.

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

As of March 31, 2026, our debt included fixed-rate debt with a fair value and carrying value of $56.4 million and $61.6 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of March 31, 2026, our debt included variable-rate debt with a fair value and carrying value of $49.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2026 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.5 million annually.
Credit Risk
Substantially all of our revenues are generated from the management, ownership and/or operations of real estate assets located across the United States. We mitigate the associated risk by:
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
You should carefully consider the risk factors previously disclosed in the Risk Factors section in our annual report on Form 10-K filed with the SEC on March 26, 2026. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On March 20, 2026, the Company issued 63,472 shares of Class A common stock to an institutional investor upon the investor’s exercise of its option to convert 15,868 shares of Series B Preferred Stock into common stock. In September 2025, the Company entered into a securities purchase agreement with the investor, pursuant to which the Company issued 15,868 shares of Series B Preferred Stock to the investor. The shares of Series B Preferred Stock are convertible, at the holder’s option, at the conversion rate set forth in the securities purchase agreement. The issuance of the Series B Preferred Stock was not registered under the Securities Act of 1933, as amended, or any state securities laws, and was effected in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Trading Plans
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule "10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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
3.9
Certificate of Amendment to the Certificate of Designation for the Company’s Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2026)

3.10
Certificate of Designation, Preferences and Rights relating to the Series AAA Convertible Preferred Stock, dated April 9, 2026 (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2026)

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

10.1	Amendment of CaliberCos Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on February 5, 2026)
10.2	Subscription Agreement for Class A common stock (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2026)
10.3	Subscription Agreement for Series AAA Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on May 13, 2026.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	May 13, 2026
John C. Loeffler, II	(Principal Executive Officer)

/s/ Jade Leung	Chief Financial Officer (Principal Accounting Officer)	May 13, 2026
Jade Leung

/s/ Jennifer Schrader	President and Vice-Chairperson	May 13, 2026
Jennifer Schrader