Form 10-Q
period 2026-06-30
CaliberCos Inc.
filed 2026-08-14
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
As of August 11, 2026, there were 10,384,653 shares of Class A common stock of CaliberCos Inc. issued and outstanding.

Explanatory Note
In this report, the term “Company” refers to CaliberCos Inc. and its wholly-owned subsidiaries. The “Consolidated Funds” refers to the Company’s consolidated variable interest entities. The “Consolidated Company”, “Caliber”, “we”, “us”, and “our” refers to the Company and the Consolidated Funds collectively.
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2026	December 31, 2025
ASSETS
Cash	$1,444	$2,538
Restricted cash	2,367	2,628
Real estate investments, net	21,699	21,689
Digital assets	1,650	6,850
Notes receivable - related parties, allowance of $871 and $909, respectively	10,235	7,348
Due from related parties, net of allowance of $4,361 and $4,071, respectively	10,374	10,086
Investments in unconsolidated entities	11,443	11,624
Operating lease - right of use assets	—	98
Prepaid and other assets	2,105	2,368
Assets of consolidated funds
Cash	382	326
Restricted cash	912	524
Real estate investments, net	50,571	10,807
Intangible assets, net	45,966	46,330
Notes receivable - related parties	5,991	936
Due from related parties	1,291	220
Operating lease - right of use assets	10,756	10,757
Prepaid and other assets	473	267
Total assets	$177,659	$135,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, net	$42,801	$46,347
Accounts payable and accrued expenses	7,462	7,325
Series AA cumulative redeemable preferred stock, net of issuance costs, $25.00 per share stated value, 800,000 shares authorized, 359,215 and 221,434 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8,387	5,101
Due to related parties	193	186
Operating lease liabilities	48	64
Other liabilities	707	771
Liabilities of consolidated funds
Notes payable, net	66,347	33,605
Notes payable - related parties	2,484	2,330
Accounts payable and accrued expenses	2,703	1,719
Due to related parties	905	861
Operating lease liabilities	10,756	10,757
Other liabilities	147	99
Total liabilities	142,940	109,165

Commitments and Contingencies (Note 11)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	June 30, 2026	December 31, 2025
Series A non-cumulative convertible preferred stock, $0.001 par value; 22,500,000 shares authorized, and 5,875 shares issued and outstanding as of June 30, 2026 and December 31, 2025	$—	$—
Series B convertible preferred stock, $0.001 par value; 50,000 shares authorized, and zero and 15,868 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series AAA convertible preferred stock, $0.001 par value; 40,000 shares authorized, and 1,529 and zero shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock Class A, $0.001 par value; 100,000,000 shares authorized, 8,876,843 and 6,534,319 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	7
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, zero and 370,822 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	84,210	79,731
Accumulated deficit	(85,660)	(78,405)
Stockholders’ (deficit) equity attributable to CaliberCos Inc.	(1,441)	1,333
Stockholders’ equity attributable to noncontrolling interests	36,160	24,898
Total stockholders’ equity	34,719	26,231
Total liabilities and stockholders’ equity	$177,659	$135,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Asset management revenues	$3,205	$3,746	$6,869	$6,942
Performance allocations	(83)	22	(49)	23
Consolidated funds – hospitality revenues	—	1,138	—	5,057
Consolidated funds – other revenues	1,072	167	1,668	312
Total revenues	4,194	5,073	8,488	12,334

Expenses
Operating costs	4,541	3,671	7,629	7,715
General and administrative	844	1,173	2,645	2,754
Marketing and advertising	145	147	323	312
Depreciation and amortization	169	166	344	323
Consolidated funds – hospitality expenses	—	1,278	—	4,743
Consolidated funds – other expenses	2,646	466	4,443	924
Total expenses	8,345	6,901	15,384	16,771

Other loss, net	(15)	(2,164)	(170)	(2,530)
Change in fair value of digital assets	(324)	—	(2,220)	—
Interest income	291	30	543	62
Interest expense	(1,313)	(1,738)	(2,700)	(3,349)
Net loss before income taxes	(5,512)	(5,700)	(11,443)	(10,254)
Benefit from income taxes	—	—	—	—
Net loss	(5,512)	(5,700)	(11,443)	(10,254)
Net loss attributable to noncontrolling interests	(2,154)	(401)	(4,466)	(548)
Net loss attributable to CaliberCos Inc.	$(3,358)	$(5,299)	$(6,977)	$(9,706)
Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(4.15)	$(0.92)	$(8.00)
Weighted average common shares outstanding:
Basic and diluted	8,816	1,278	7,913	1,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

			Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Preferred Stock		Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2025	22	$—	6,534	$7	371	$—	$79,731	$(78,405)	$24,898	$26,231
Issuance of common stock, net of issuance costs	—	—	1,757	1	—	—	3,471	—	—	3,472
Conversions of common stock	(14)	—	64	—	—	—	—	—	—	—
Equity based compensation expense	—	—	35	—	—	—	345	—	—	345
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	1,163	1,163
Consolidation of VIEs	—	—	—	—	—	—	—	—	13,713	13,713
Dividends to preferred stockholders	—	—	—	—	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	—	—	—	(3,619)	(2,312)	(5,931)
Balances as of March 31, 2026	8	—	8,390	8	371	—	83,547	(82,302)	37,462	38,715
Issuance of preferred stock, net of issuance costs	2	—	—	—	—	—	1,527	—	—	1,527
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	(1,545)	—	—	(1,545)
Conversions of common stock	(2)	—	371	—	(371)	—	—	—	—	—
Equity based compensation expense	—	—	116	1	—	—	681	—	—	682
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	852	852
Net loss	—	—	—	—	—	—	—	(3,358)	(2,154)	(5,512)
Balances as of June 30, 2026	8	$—	8,877	$9	—	$—	$84,210	$(85,660)	$36,160	$34,719

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

			Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Preferred Stock		Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	759	$1	371	$—	$44,017	$(56,607)	$23,842	$11,253
Issuance of preferred stock, net of issuance costs	1	—	—	—	—	—	350	—	—	350
Issuance of common stock, net of issuance costs	—	—	10	—	—	—	177	—	—	177
Equity based compensation expense	—	—	26	—	—	—	661	—	—	661
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	211	211
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(740)	(740)
Net loss	—	—	—	—	—	—	—	(4,407)	(147)	(4,554)
Balances as of March 31, 2025	6	—	795	1	371	—	45,205	(61,014)	23,166	7,358
Issuance of common stock, net of issuance costs	—	—	122	—	—	—	889	—	—	889
Equity based compensation expense	—	—	34	—	—	—	368	—	—	368
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(170)	(170)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	(20,349)	(20,349)
Net loss	—	—	—	—	—	—	—	(5,299)	(401)	(5,700)
Balances as of June 30, 2025	6	$—	951	$1	371	$—	$46,462	$(66,313)	$2,246	$(17,604)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(11,443)	$(10,254)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	344	323
Non-cash lease expense	(4)	11
Non-cash interest expense	62	39
Equity-based compensation	1,027	1,029
Change in fair value of digital assets	2,220	—
Loss on disposal of furniture, fixtures and equipment	3	—
Loss on extinguishment of debt	—	10
Loss on investments in unconsolidated entities	575	2,864
Loss on notes receivable - related parties	337	296
Impairment	85	—
Accretion of above-market/below market leases and straight-line rent, net	(26)	(194)
Amortization of deferred financing costs and notes payable discount	156	314
Bad debt expense	973	108
Changes in operating assets and liabilities:
Due from related parties	(1,495)	(202)
Prepaid expenses, right-of-use assets and other assets	280	893
Accounts payable and accrued expenses	438	(81)
Due to related parties	7	167
Lease liabilities and other liabilities	(54)	470
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation and amortization	1,121	1,434
Non-cash interest expense	154	136
Loss on the disposition of real estate	—	6
Loss on extinguishment of debt	—	110
Amortization of above-market/below market leases and straight-line rent, net	364	—
Amortization of deferred financing costs and notes payable premium	(216)	30
Bad debt expense	—	3
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(19)	(4)
Due from related parties	(76)	(287)
Prepaid expenses, right-of-use assets and other assets	(461)	(112)
Accounts payable and accrued expenses	362	265
Due to related parties	37	(78)
Lease liabilities and other liabilities	(41)	(204)
Net cash used in the Company's operating activities	(5,290)	(2,908)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Investing Activities
Investments in real estate assets	(415)	(791)
Purchases of digital assets	(4)	—
Proceeds from the sale of digital assets	2,984	—
Investments in unconsolidated entities	—	(186)
Return of capital from unconsolidated entities	—	1,579
Funding of notes receivable - related parties	(7,947)	(638)
Payment received on notes receivable - related parties	4,723	63
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	1,047	—
Deconsolidation of VIEs	—	(4,544)
Investments in real estate assets	(43)	(90)
Funding of notes receivable - related parties	—	(1)
Payment received on notes receivable - related parties	—	402
Net cash provided by (used in) the Company's investing activities	345	(4,206)
Cash Flows From Financing Activities
Payment of deferred financing costs	—	(333)
Proceeds from notes payable	464	4,799
Repayments of notes payable	(778)	(4,196)
Proceeds from the issuance of common stock, net of issuance costs	6	902
Proceeds from the issuance of preferred stock, net of issuance costs	(2)	—
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	2,649	843
Dividends to preferred stockholders	(278)	—
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(11)	(543)
Proceeds from notes payable	—	22,953
Repayments of notes payable	(31)	(18,058)
Contributions from noncontrolling interest holders	2,015	211
Distributions to noncontrolling interest holders	—	(910)
Net cash provided by the Company's financing activities	4,034	5,668
Net Change in Cash and Restricted Cash	(911)	(1,446)
Cash and Restricted Cash at Beginning of Period	6,016	4,897
Cash and Restricted Cash at End of Period	$5,105	$3,451

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$2,864	$2,315
Restricted cash at beginning of period	3,152	2,582
Cash and restricted cash at beginning of period	6,016	4,897

Cash at end of period	1,826	683
Restricted cash at end of period	3,279	2,768
Cash and restricted cash at end of period	$5,105	$3,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”), is an alternative asset manager of private syndication and direct investment real estate funds complemented with being a provider of a full suite of traditional real estate services, and follows a Digital Asset Treasury (“DAT”) strategy in Chainlink (“LINK”). The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of June 30, 2026, the Company has operations in Arizona which focus on managing hospitality, multifamily, and multi-tenant industrial real estate investments across the United States.
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
ATM Equity Distribution Agreement

In August 2025, the Company entered into an at-the-market (“ATM”) equity distribution agreement providing for the issuance and sale of up to $10.3 million of its Class A common stock. During the three and six months ended June 30, 2026, the Company issued 1,336,734 shares and 1,386,041 shares, respectively, under the ATM program, resulting in net proceeds of $1.7 and $1.8 million, respectively. As of June 30, 2026, the Company had issued an aggregate of 3,057,609 shares under the agreement for net proceeds of $10.2 million.
Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At June 30, 2026, the Company’s corporate note portfolio consisted of 148 unsecured notes with an aggregate principal balance of $26.2 million, compared to 178 unsecured notes with an aggregate principal balance of $29.6 million at December 31, 2025 and 195 unsecured notes with an aggregate principal balance of $33.0 million at June 30, 2025, a 20.6% decrease year over year. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term. As of August 13, 2026, an aggregate of $21.0 million of corporate and convertible notes mature within the 12-month period subsequent to when these condensed consolidated financial statements were issued.

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
To satisfy the maturity of these corporate notes, the Company intends to continue executing on the following strategies, which the Company has been actively pursuing during 2025 and the first half of 2026:
i.Reg A+ Series AA Preferred Stock Offering. Raise up to $20.0 million of Series AA Preferred Stock through the Company’s Reg A+ offering, which was qualified on March 12, 2025. From program inception through August 13, 2026, the Company has raised $8.1 million in proceeds from its Series AA Preferred Stock.
ii.Note Refinancing into 36-Month Term Program. Refinance existing 12-month term corporate notes into the Company’s 36-month term corporate note program. From program inception through August 13, 2026, the Company has refinanced $6.7 million of 12-month term corporate notes into the 36-month term program.
iii.Note Conversion Program. Convert corporate notes into shares of Caliber Class A common stock or Series AAA Convertible Preferred Stock through the Company’s note conversion program (the “Program”), launched in October 2025. Under the Program, holders of outstanding promissory notes may elect to convert all or part of their notes into Class A common stock at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution, or (ii) the closing bid price of the Company’s Class A common stock the business day preceding execution, or, alternatively into shares of Series AAA Convertible Preferred Stock. From program inception through August 13, 2026, the Company has successfully converted $3.8 million of corporate notes into 2,269,677 shares of Class A common stock at conversion prices ranging from $1.06 to $3.72 per share, and an additional $1.5 million of corporate notes into 1,529 shares of Series AAA Convertible Preferred Stock.
iv.Equity Issuances Through ELOC and ATM Facilities. Raise additional equity through the Company’s existing equity line of credit (“ELOC”) and at-the-market (“ATM”) facilities, with a portion of the proceeds allocated to general corporate purposes. From program inception through August 13, 2026, the Company generated $41.1 million in net cash from equity issuances across all sources.
In addition to the financing actions noted, management continues to execute various plans implemented to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with actions taken in prior reporting periods, these plans include: i) further reducing operating costs, including the workforce reductions implemented in 2025 that are expected to generate annualized cost savings of $3.9 million in compensation and employee benefit expenses in 2026; ii) collecting all or part of the Company’s $11.2 million in accounts receivable; iii) collecting all or part of its $11.4 million in investments from its managed funds, iv) continuing to expand fundraising channels and managed capital; v) selling or accepting outside investment into the Company’s corporate headquarters; vi) placing debt on unencumbered assets; and vii) generating planned cash flow from operations through the execution of the Company’s existing project pipeline.
During the six months ended June 30, 2026, the Company executed against these plans and, among other things: (i) collected $4.9 million in notes receivable from related parties; (ii) collected $7.4 million in accounts receivable; (iii) issued $3.4 million of Series AA Preferred Stock under its Regulation A+ offering; and (iv) converted $3.5 million of corporate notes into Class A common stock and Series AAA Convertible Preferred Stock. As a result of these and prior period actions, the Company’s aggregate corporate note balance decreased from $29.6 million at December 31, 2025 to $26.2 million at June 30, 2026.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
After consideration of the implemented and planned actions, management concluded these plans depend on actions of third parties; including noteholders, investors, lenders, and counterparties, and accordingly cannot be deemed probable of being effectively implemented under ASC 205-40 Presentation of Financial Statements—Going Concern. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Cash
Cash includes cash in bank accounts. The Company deposits cash with several high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash balances may exceed FDIC limits. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Restricted Cash
Restricted cash consists of cash held in escrow accounts by contractual agreement with lenders as part of financial loan covenant requirements.

Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's LINK holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 9, 2025, upon the completion of its initial purchase of LINK as part of the inauguration of its digital asset treasury (“DAT”) strategy.

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

Consistent with the Company’s DAT strategy, its intent is to make consistent purchases of LINK over time, establishing a material position in LINK holdings within its treasury. In the event the Company opts to sell all or a portion of its LINK holdings, it will calculate the realized gain or loss recognized in the condensed consolidated statements of operations as the difference between the gross sales price and the carrying value of the LINK sold immediately prior to sale. The Company uses the first-in, first-out method to identify which LINK tokens are deemed sold for purposes of determining cost basis, which is used for disclosure and tax reporting.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s investments in unconsolidated entities was $11.4 million and $11.6 million, net of $7.2 million and $6.9 million, respectively, of impairments primarily related to the winding down of Caliber Fixed Income Fund III (“CFIF III”) in 2024.
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, the Company is entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three and six months ended June 30, 2026, the Company had impairment losses of $0.2 million and $0.4 million, respectively, related to its investments in unconsolidated entities. For the three and six months ended June 30, 2025, the Company had impairment losses of $2.1 million and $2.3 million, respectively, related to its investments in unconsolidated entities.
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
For the three and six months ended June 30, 2026, depreciation expense for the Company was $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2025, depreciation expense for the Company was $0.2 million and $0.3 million, respectively.
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
For the three and six months ended June 30, 2026 and 2025, the Company had no impairment losses related to its real estate and other long-lived assets.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in the Company’s valuation models inherently reflect uncertainty and risk factors, including variability in projected cash flows, development timelines, and market conditions. These assumptions represent risk-adjusted, probability-informed estimates within a range of possible outcomes, although the Company does not explicitly assign probability weights to multiple scenarios. In addition, the Company evaluates the sensitivity of its valuations to changes in key assumptions, such as capitalization rates, operating performance, and timing of cash flows, to assess the potential impact of reasonably possible adverse conditions. The Company also considers its historical experience, together with current market conditions and the expected performance of the underlying real estate assets. Due to the nature of these financial assets, which are dependent on asset-level performance and capital events, the aging of receivables is not considered a primary indicator of credit risk.

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

The table below details the activities of credit losses during the three and six months ended June 30, 2026 and 2025 (in thousands):

Balances as of December 31, 2025	$909
Provision	316
Recoveries	(20)
Net charge-offs	(375)
Balances as of March 31, 2026	$830
Provision	86
Recoveries	(45)
Net charge-offs	—
Balances as of June 30, 2026	871

Balances as of December 31, 2024	$—
Provision	236
Recoveries	—
Net charge-offs	—
Balances as of March 31, 2025	$236
Provision	60
Recoveries	—
Net charge-offs	—
Balances as of June 30, 2025	296

Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of June 30, 2026 and December 31, 2025. For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
There were no asset acquisitions or dispositions by the Company or the consolidated funds during the six months ended June 30, 2026 and 2025.
Intangible Assets, Net
The consolidated funds intangible assets consist of lease rights to 100 acres of land located within the Salt River Pima Maricopa Indian Community, comprising seven parcels. The lease rights were acquired in October 2022 for $48.7 million and are being amortized on a straight-line basis over the remaining lease term at acquisition of 66 years. For the three and six months ended June 30, 2026, amortization related to intangible leases of the consolidated funds was $0.2 million and $0.4 million, respectively. The consolidated funds did not have any amortization related to intangible leases during the three and six months ended June 30, 2025.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2026, depreciation expense of the consolidated funds was $0.6 million and $0.8 million, respectively. For the three and six months ended June 30, 2025, depreciation expense of the consolidated funds was $0.4 million and $1.4 million, respectively.
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
For the three and six months ended June 30, 2026 and 2025, the consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.
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
Consolidated funds – other revenue
Consolidated funds – other revenue includes rental revenue of $1.1 million and $1.7 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential and commercial properties of the consolidated funds.
In accordance with ASC 842, Leases (“ASC 842”), at the inception of a new lease arrangement, including new leases that arise from amendments, the consolidated funds assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the consolidated funds obtain a guarantee for the value of the asset from a third party, the consolidated funds classify the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of June 30, 2026. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2026, the Company consolidated Commons Fundco, LLC (“Commons”), a VIE which refinanced a loan secured by a residential property it owns. With the refinancing of this loan, the Company was determined to be the primary beneficiary as the Company has the power to direct the activities of Commons and the obligation to absorb their losses through its guarantee of their indebtedness, which is significant to the fund. No VIEs were consolidated during the six months ended June 30, 2025. The consolidation of Commons consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

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
During 2025 the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (TCC), and the Company’s investment in these assets are no longer eliminated and are included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets dated June 30, 2026 and December 31, 2025.

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

At June 30, 2026, the Company held 229,203 LINK tokens and one Ethereum (‘ETH”) token, with an aggregate cost basis of $4.9 million and an aggregate fair value of $1.7 million. The fair value of per token of LINK and ETH was $7.20 and $2,049.91, respectively. At December 31, 2025, the Company held 562,535 LINK tokens with an aggregate cost basis of $12.6 million and a fair value of $6.8 million, or $12.18 per token. The Company had no LINK or ETH holdings during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2026, the Company purchased zero and 100 LINK tokens, respectively, for aggregate consideration of $1.1 thousand during the six month period, and zero and one Ethereum token, respectively, for $3.0 thousand during the six month period. The Company did not purchase any digital assets during the corresponding periods in the prior year.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2026, the Company sold 278,357 and 333,432, LINK tokens, respectively, as part of its digital asset treasury management activities, generating proceeds of $2.5 million and $3.0 million, respectively. The Company redeployed the proceeds to support project-level real estate Platform financings. In connection with these sales, the Company recognized an immaterial realized gain during the three months ended June 30, 2026 and a realized loss of $0.1 million during the six months ended June 30, 2026.

During the three and six months ended June 30, 2026 the Company recognized unrealized losses on digital assets of $0.4 million and $2.1 million, respectively. Realized and unrealized gains and losses on digital assets are included in change in fair value of digital assets in the condensed consolidated statements of operations.

The following table summarizes the Company’s combined realized and unrealized losses on digital assets calculated consistent with ASU 2023-08 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in fair value of digital assets	$(324)	$—	$(2,220)	$—

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
Note 5 – Prepaid and Other Assets
Prepaid and Other Assets of the Company
Prepaid and other assets of the Company consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Pursuit costs (1)	$714	$714
Prepaid expenses	579	771
Accounts receivable, net	116	116
Deposits	3	46
Finance lease - right of use assets	19	26
Other assets	674	695
Total prepaid and other assets	$2,105	$2,368

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Prepaid and Other Assets of the Consolidated Funds
Prepaid and other assets of the consolidated funds consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$122	$35
Deposits	31	5
Accounts receivable, net	41	2
Other assets (1)	279	225
Total prepaid and other assets	$473	$267

(1)	Other assets primarily consist of accrued straight-line rental receivables related to portions of the Company’s owned headquarters which are leased to third-party tenants.
Note 6 – Notes Payable
Notes Payable of the Company
Notes payable consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

Notes Payable	June 30, 2026	December 31, 2025	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$25,518	$28,698	10.98%	January 2024 - March 2028
Convertible corporate notes	640	910	8.25%	April 2024 - May 2025
Real estate loans	16,642	16,893	4.69%	February 2027 - November 2029
Other loans	445	445	8.37%	August 2026 - June 2027
Total notes payable	43,245	46,946
Deferred financing costs, net	(147)	(185)
Discount on corporate note	(297)	(414)
Total notes payable, net	$42,801	$46,347
__________________________________
(1) As of June 30, 2026.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.
Gateway II HoldCo, LLC
In January 2023, the Company assumed a loan which is secured by the Company’s headquarters office building. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the loan was $15.5 million and $15.6 million. Upon assumption of the loan, the Company is required to abide by a clause in the agreement requiring the Company to transfer funds to a cash management account. As of June 30, 2026 and December 31, 2025, the Company is not aware of any non-compliance matters relating to its debt covenants.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Saddleback Ranch, LLC
In February 2025, the Company entered into a $1.2 million financing agreement which is secured by a deed of trust for the land owned by Saddleback Ranch, LLC. The financing agreement has a fixed interest rate of 10.00% through February 2026, then a fixed rate of 14.00% until maturity in February 2027. The financing agreement requires an interest only payment in February 2026, with all accrued interest added to the outstanding balance monthly. Beginning in February 2026, interest only payments are due quarterly, with the final interest and principal amount due upon maturity. The terms of the financing agreement do not allow the repayment of the outstanding balance in part prior to maturity, but does allow for the entire outstanding balance to be repaid at any time before the maturity date. As of June 30, 2026, the outstanding principal balance of the loan was $1.2 million.
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
As of June 30, 2026, the Company had 148 corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 10.91%, and maturity dates ranging from January 2024 to March 2028. At June 30, 2026, the corporate notes outstanding had an aggregate principal balance of $26.2 million, of which $21.0 million of the corporate notes have matured or will mature within the 12-month period subsequent to August 13, 2026. Certain notes are past maturity and technically in default; however, the loan agreements do not provide creditors with rights or claims against the Company’s assets, nor would a default trigger liquidation of the Company. Management believes it will be able to negotiate waivers of default, including extensions of maturity dates or repayment schedules.
As of December 31, 2025, there were 178 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.14%, and maturity dates ranging from January 2024 to March 2028.
The Company has issued corporate notes, generally convertible at $151.40 per common share, except for a secured promissory note issued to Mast Hill (the “Mast Hill Note”) in March 2025, which was convertible at $8.25 per common share, and was repaid in September 2025. Holders may convert all or part of their note principal balance at any time. As of June 30, 2026 and December 31, 2025, convertible corporate notes totaled $0.6 million and $0.9 million, respectively. During the six months ended June 30, 2026, $3.5 million of debt was converted into common and preferred stock.
Other Loans
The Company executed insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums with an aggregate outstanding balance of $0.4 million at June 30, 2026, primarily consisting of premiums for directors' and officers' insurance. The insurance premiums financing agreements have a weighted average interest rate of 8.37% and mature from August 2026 through June 2027.
Future Minimum Payments
The following table summarizes the scheduled principal repayments of the Company’s indebtedness as of June 30, 2026 (in thousands):

Year	Amount
July 1, 2026 - December 31, 2026	$21,574
2027	3,613
2028	3,366
2029	14,692
2030	—
Thereafter	—
Total	$43,245

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Financing Costs
Amortization of deferred financing costs for the Company was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Amortization of deferred financing costs for the Company was $0.1 million for each of the three and six months ended June 30, 2025. There were no deferred financing cost write-offs during each of the three and six months ended June 30, 2026 and 2025.

Notes Payable of the Consolidated Funds
Notes payable of the consolidated funds consisted of the following as of June 30, 2026 and December 31, 2025, respectively (in thousands):

Notes Payable	June 30, 2026	December 31, 2025	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Commons Fundco, LLC	$31,621	$—	7.13%	September 2028
Riverwalk (2)	14,750	14,750	7.87%	September 2027
Southpointe Fundco, LLC	1,050	1,050	11.99%	September 2026
West Frontier Holdco, LLC	5,024	5,055	6.35%	February 2038
Total Real Estate Loans	52,445	20,855
Member notes	12,924	12,924	10.00%	September 2024 - September 2026
Total notes payable	65,369	33,779
Deferred financing costs, net	(1,404)	(174)
Real estate loan premium	2,382	—
Total notes payable, net	$66,347	$33,605
__________________________________
(1) As of June 30, 2026.
(2)     Includes Riverwalk 1 HoldCo, LLC, Riverwalk 2 HoldCo, LLC, Riverwalk 3 HoldCo, LLC, Riverwalk 4 HoldCo, LLC, Riverwalk 5 HoldCo, LLC, Riverwalk 6 HoldCo, LLC, and Riverwalk 7 HoldCo, LLC.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of June 30, 2026.
Commons Fundco, LLC

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the agreement provides for a discounted payoff option of $27.7 million, plus applicable fees, interest, and expenses, subject to certain conditions.

The modified agreement is subject to cash management provisions that may be triggered if certain performance thresholds are not met and is guaranteed by the Company.

Riverwalk
In October 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of the Riverwalk properties located in Scottsdale, Arizona. Through a forbearance agreement executed in December 2025, the loan has a variable interest rate per annum equal to SOFR plus 4.25%, with a floor rate of 6.50%, and matures in September 2027. The forbearance agreement requires monthly interest-only payments and principal payments at various dates throughout the forbearance agreement term. The terms of the forbearance agreement require an exit fee, which is determined by the date the agreement is terminated. The exit fee will be incrementally accrued based upon the termination periods and recorded as interest expense. The loan is guaranteed by the Company.
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
Member Notes
During 2022 and 2023, Riverwalk issued unsecured promissory notes to individual investors bearing interest at 10.0%. The notes have maturity dates ranging from September 2024 through September 2026 and require quarterly interest-only payments. The notes may be prepaid, in whole or in part, at any time prior to maturity without penalty. As of June 30, 2026, $5.5 million of the $7.3 million outstanding principal balance had matured and remained unpaid. The Company is actively working with note holders to satisfy these obligations, and no formal notices of default have been received. The notes continue to accrue interest at the stated rate of 10.0%. Accrued interest related to these notes in aggregate totaled $1.1 million as of June 30, 2026.

During 2022 and 2023, Southpointe Fundco, LLC issued unsecured promissory notes to individual investors bearing interest at 10.0%. The notes matured in December 2025 and required quarterly interest-only payments. As of June 30, 2026, the outstanding principal balance of $5.6 million had matured and remained unpaid. The Company is actively working with note holders to satisfy these obligations, and no formal notices of default have been received. The notes continue to accrue interest at the stated rate of 10.0%. Accrued interest related to these notes in aggregate totaled $0.8 million as of June 30, 2026.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future Debt Maturities
As of June 30, 2026, the future aggregate principal repayments due on the consolidated funds notes payable are as follows (in thousands):

Year	Amount
July 1, 2026 - December 31, 2026	$18,003
2027	10,816
2028	31,690
2029	74
2030	79
Thereafter	4,707
Total	$65,369
Note 7 – Related Party Transactions
Related Party Transactions of the Company
Platform Revenues
The table below shows the total revenues earned for providing services under Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fund management fees	$2,557	$2,647	$5,013	$5,117
Financing fees	288	52	689	104
Development and construction fees	292	962	747	1,432
Brokerage fees	68	85	420	289
Total asset management	3,205	3,746	6,869	6,942
Performance allocations	(83)	22	(49)	23
Total related party Platform revenue	$3,122	$3,768	$6,820	$6,965
As of June 30, 2026 and December 31, 2025, amounts due to the Company from related parties for services performed under the Platform was $9.4 million and $9.2 million, respectively, net of allowance for doubtful accounts of $3.6 million and $3.2 million, respectively, which is included in due from related parties on the accompanying condensed consolidated balance sheets.
Notes Receivable
The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the notes receivable – related parties of the Company as of June 30, 2026 and December 31, 2025 (in thousands):

Notes Receivable - Related Parties	June 30, 2026	December 31, 2025	Interest Rate (1)	Maturity Date (1)
Encore Caliber Holdings, LLC	554	155	12.00%	March 2027
Caliber Hospitality LP	2,279	4,375	12.00%	April 2027
DFW Behavioral Health LLC (2)	230	165	12.00%	November 2026
West Ridge MezzCo, LLC	557	422	12.00%	December 2026
Ridge II MezzCo, LLC	695	238	12.00%	May 2027
Caliber Fixed Income Fund III, LP	69	532	12.00%	July 2026
Caliber Hospitality JV, LLC	4,024	376	12.00%	September 2026
Caliber Tax Advantaged Opportunity Zone Fund, LP	—	157	12.00%	September 2027
J-25 Land Holdings, LLC	1,216	672	12.00%	September 2026
Elliot 10 MezzCo, LLC	391	219	12.00%	July 2027
Caliber Core+ Growth & Income Fund REIT, LLC	220	37	12.00%	December 2027
Total Notes Receivable - Related Parties	$10,235	$7,348
__________________________________
(1) As of June 30, 2026.
(2) The Company entered into unsecured promissory notes with related parties which were repaid or impaired during the six months ended June 30, 2026.
During the three and six months ended June 30, 2026, the Company earned $0.2 million and $0.5 million, respectively, of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was $0.3 million of interest due to the Company as of June 30, 2026 and December 31, 2025.
The June 30, 2026 and December 31, 2025 notes receivable - related parties balance above is net of a $0.9 million and $1.0 million, respectively, allowance for doubtful accounts.
Other
In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. At both June 30, 2026 and December 31, 2025, other amounts due from related parties was $0.7 million, net of allowance for doubtful accounts at both June 30, 2026 and December 31, 2025 of $0.7 million and $0.8 million, respectively, and are included in due from related parties on the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, other amounts due to related parties from the Company were $0.2 million and $0.2 million, respectively, which are included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Related Party Transactions of the Consolidated Funds
Notes Receivable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

Notes Receivable - Related Parties	June 30, 2026	December 31, 2025	Interest Rate(1)	Maturity Date(1)
Caliber Hospitality, LP (2)	$5,055	$—	12.00%	June 2027
Elliot & 51st Street, LLC	936	936	12.00%	April 2027
Total Notes Receivable - Related Parties	$5,991	$936
__________________________________
(1) As of June 30, 2026.
(2) During the six months ended June 30, 2026, the Company consolidated Commons Fundco, LLC (as discussed in Note 3 – VIEs), who is the lender of a promissory note with Caliber Hospitality, LP.
During the three and six months ended June 30, 2026 and 2025, the consolidated fund did not earn interest in connection with the notes. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. Interest due to the consolidated funds was $1.3 million and $0.2 million as of June 30, 2026 and December 31, 2025, respectively, which is included in due from related parties on the accompanying condensed consolidated balance sheets.
Notes Payable
At June 30, 2026 and December 31, 2025, the consolidated funds had a note payable outstanding to CFIF III of $2.5 million and $2.3 million, respectively. The note matured in September 2025 and remains in default as of June 30, 2026. Interest continues to accrue at a fixed rate of 13.00% per annum and is capitalized to the principal balance on a monthly basis.
During the three and six months ended June 30, 2026, the consolidated funds incurred $0.1 million and $0.2 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. During each of the three and six months ended June 30, 2025, the consolidated funds incurred $0.1 million of interest expense in connection with the notes payable – related parties, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. No interest was payable as of June 30, 2026 and December 31, 2025.
Other
In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. At both June 30, 2026 and December 31, 2025, there were an immaterial amount of other amounts due from related parties, which is included in prepaid and other assets on the accompanying condensed consolidated balance sheets. At both June 30, 2026 and December 31, 2025, there was $0.9 million of other amounts due to related parties, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Leases
Lessor - Company
Rental revenue of the Company includes the revenue generated by the rental operations of one commercial office property. As of June 30, 2026, the leases have non-cancelable remaining lease terms from 0.3 years to 10.1 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of June 30, 2026, the Company does not have any material related party leases as a lessor. The components of rental revenue of the Company for the three and six months ended June 30, 2026 and 2025, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed	$473	$421	$936	$654
Variable	35	57	73	113
Total	$508	$478	$1,009	$767
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of June 30, 2026, are as follows (in thousands):

Year	Amount
July 1, 2026 - December 31, 2026	$990
2027	1,394
2028	881
2029	787
2030	704
Thereafter	2,832
Total	$7,588
Lessor - Consolidated Funds
Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of two multi-family residential properties and two commercial properties. As of June 30, 2026, the leases have non-cancelable remaining lease terms from 0.1 years to 30.4 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of June 30, 2026, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue of the consolidated funds for the three and six months ended June 30, 2026 and 2025, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed	$1,068	$170	$1,680	$347
Variable	(1)	(5)	(19)	(40)
Total	$1,067	$165	$1,661	$307

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of June 30, 2026, are as follows (in thousands):

Year	Amount
July 1, 2026 - December 31, 2026	$1,514
2027	1,389
2028	829
2029	819
2030	819
Thereafter	7,938
Total	$13,308
Note 9 – Other Liabilities
Other Liabilities of the Company
Other liabilities of the Company consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Deposits (1)	$165	$205
Tenant improvement allowance	126	145
Deferred revenue	319	372
Other	97	48
Total other liabilities	$707	$770
_________________________________
(1) Includes tenant security deposits.
Other Liabilities of the Consolidated Funds
Other liabilities of the consolidated funds consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Deposits (1)	$113	$34
Other	34	65
Total other liabilities	$147	$99
_________________________________
(1) Includes tenant security deposits.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Supplemental Cash Flow Disclosures
Supplemental cash flow information consisted of the following for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the six months ended June 30, 2026 and 2025	$1,996	$2,926
Non-cash bonus settlement via employee accounts receivable offset	$—	$33
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $1 for each of the six months ended June 30, 2026 and 2025, respectively	$1,597	$841

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Accounts receivable - related party eliminated in consolidation of VIEs	$234	$—
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	$—	$333
Cost of real estate investments included in accounts payable	$56	$318
Investments in unconsolidated entities for investor buy-out	$—	$493
Corporate note rollovers	$—	$4,760
Non-cash issuance of redeemable preferred stock, net of issuance costs	$637	$—
Conversion of corporate note to common stock	$1,922	$—
Conversion of corporate note to preferred stock, including warrants	$1,528	$350
Corporate note increase due to rollovers, net of discounts	$—	$215
Non-cash issuance of convertible note and related common stock	$—	$89
Issuance of warrants related to common stock	$—	$75
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Decrease in notes receivable - related party due to payment of accounts payable	$—	$3
Cost of real estate investments included in accounts payable	$10	$—
Consolidation of VIEs
Real estate investments, net	$40,498	$—
Notes receivable - related parties	$5,055	$—
Accounts receivable, net	$20	$—
Due from related parties	$995	$—
Prepaid and other assets	$70	$—
Notes payable, net	$33,000	$—
Accounts payable and accrued expenses	$538	$—
Due to related parties	$7	$—
Other liabilities	$89	$—
Noncontrolling interests	$12,666	$—

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2026	2025

Deconsolidation of VIEs
Real estate investments, net	$—	$33,319
Accounts receivable, net	$—	$159
Notes receivable - related parties	$—	$5,450
Prepaid and other assets	$—	$376
Due from related parties	$—	$447
Notes payable, net	$—	$22,033
Accounts payable and accrued expenses	$—	$1,070
Other liabilities	$—	$381
Noncontrolling interests	$—	$15,805
Note 11 – Commitments and Contingencies
Commitments and Contingencies of the Company
Events of Default on Guaranteed Debt
The Company has guaranteed certain indebtedness of an investment fund it manages. As of June 30, 2026, the fund was in default under the terms of the underlying debt agreement due to (i) failure to maintain required debt service coverage ratio covenants and (ii) failure to satisfy certain financial reporting requirements. The loan remains current with respect to scheduled debt service payments. These defaults constitute Events of Default under the applicable loan documents and entitle the lender to exercise remedies including acceleration of the debt and enforcement of the related guarantee. The lender has not accelerated the debt or requested repayment from the Company under the guarantee; however, the lender has reserved all rights and remedies available under the loan documents, including the right to exercise such remedies at any time without further notice.
Management believes the fund will generate sufficient liquidity to satisfy the obligation and has concluded that the likelihood of payment by the Company under the guarantee is remote. Accordingly, no liability has been recorded related to this guarantee as of June 30, 2026.
The Company’s maximum potential exposure under the guarantee was $3.7 million as of June 30, 2026.
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
Caliber Tax Advantaged Opportunity Fund LP
Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Fund LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of June 30, 2026 and December 31, 2025, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Caliber Tax Advantaged Opportunity Fund II LLC
Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of June 30, 2026 and December 31, 2025, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.
Commitments and Contingencies of the Consolidated Funds
Franchise Agreements
During the three and six months ended June 30, 2026, the consolidated funds were not party to any franchise agreements, therefore, the consolidated funds did not recognize any franchise fees during this period. During the three and six months ended June 30, 2025, the consolidated funds were parties to franchise agreements where the fund is required to pay monthly fees, generally consisting of royalty, program, and food and beverage fees. During the three and six months ended June 30, 2025, the consolidated funds recognized total franchise fees of $0.1 million and $0.4 million, respectively.
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
The Company considered the two-class method in calculating the basic and diluted earnings per share; however, it was determined there was no impact to the calculation of basic and diluted net income (loss) per share attributable to common shareholders as Class A and Class B common stock share in the same earnings and profits; thus, having no impact on the calculation. On May 15, 2026, all 370,822 shares of Class B Common Stock issued and outstanding automatically converted, on a one-for-one basis, into an equivalent number of shares of Class A Common Stock.
All share and per share amounts in the earnings per share calculation and dilutive share calculations below have been affected for the Reverse Stock Split, retroactively, for all periods presented.
The Company has calculated the basic and diluted earnings per share during the three and six months ended June 30, 2026 and 2025 as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to CaliberCos Inc.	$(3,358)	$(5,299)	$(6,977)	$(9,706)
Preferred stock dividends	—	(39)	(278)	(39)
Convertible debt interest	—	31	—	50
Net loss attributable to common shareholders of CaliberCos Inc.	$(3,358)	$(5,307)	$(7,255)	$(9,695)
Denominator:
Weighted average shares outstanding - basic and diluted	8,816	1,278	7,913	1,212

Basic and diluted net loss per share attributable to common shareholders	$(0.38)	$(4.15)	$(0.92)	$(8.00)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The number of antidilutive shares consisted of the potential exercise of stock options and warrants, as well as the potential conversion of preferred shares and convertible debt. The following table summarizes these potential exercises and conversions during the three and six months ended June 30, 2026 and 2025, which have been excluded from the computation of diluted earnings per share attributable to common shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Additional common shares, if stock options were exercised	304	133	149	139
Additional common shares, if warrants were exercised	129	139	129	139
Additional common shares, if preferred shares were converted	10,125	223	8,039	223
Additional common shares, if convertible debt were converted	4	39	4	39
	10,562	534	8,321	540
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the Company’s variable rate and short-term debt as of June 30, 2026 and December 31, 2025, approximated fair value. The fair value of the Company’s fixed rate debt were measured with Level 2 inputs. The estimated fair value of the Company’s instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	June 30, 2026		December 31, 2025
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Saddleback Ranch, LLC	$1,150	$1,058	$1,250	$1,054
Gateway II, LLC	$15,492	$13,304	$15,643	$13,174
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate and short-term debt as of June 30, 2026 and December 31, 2025, approximated fair value. The fair value of the consolidated funds’ fixed

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
rate debt were measured with Level 2 inputs. The estimated fair values for the consolidated funds’ instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	June 30, 2026		December 31, 2025
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Southpointe Fundco, LLC	$1,050	$1,039	$1,050	$1,069
West Frontier, LLC	$5,024	$2,292	$5,055	$2,335
Note 14 – Common Stock and Preferred Stock

Common Stock

The Company's Third Amended and Restated Certificate of Incorporation, as amended, authorizes 100,000,000 shares of Class A common stock, par value $0.001 per share (“Class A Common Stock”), and 15,000,000 shares of Class B common stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”). Class A Common Stock and Class B Common Stock are identical in all respects, except that (i) each share of Class B Common Stock entitles its holder to ten votes and each share of Class A Common Stock entitles its holder to one vote on all matters submitted to a vote of the Company's stockholders, and (ii) Class B Common Stock automatically converts into Class A Common Stock, on a one-for-one basis, upon the earliest to occur of (a) a sale of all or substantially all of the Company's stock or assets, (b) the transfer of such shares other than to a permitted transferee, or (c) the date that is three years after the date the Company's Class A Common Stock first began trading on the Nasdaq Capital Market (May 17, 2023).

On May 15, 2026 (the “Conversion Date”), the sunset provision described above was triggered, and all 370,822 shares of Class B Common Stock then issued and outstanding automatically converted into an equivalent number of shares of Class A Common Stock, on a one-for-one basis, without any further action by the holders, the Company, or its board of directors. No consideration was paid or received by the Company or the converting holders in connection with the conversion.

As a result of the conversion:

•The Company had no shares of Class B Common Stock issued or outstanding immediately following the Conversion Date, although the class remains authorized under the Company's certificate of incorporation;

•The Company reclassified $0.4 thousand (370,822 shares × $0.001 par value) from Common Stock Class B to Common Stock Class A within the Common Stock line items of stockholders' equity on the accompanying condensed consolidated balance sheet;

•No gain or loss was recognized, as the conversion represented a reclassification of previously outstanding shares of the same reporting entity and did not change the aggregate number of shares of Common Stock outstanding or total stockholders' equity; and

•the Company's Common Stock is no longer divided into classes with disparate voting rights; each outstanding share of Class A Common Stock is entitled to one vote per share on all matters submitted to a vote of stockholders.

Because Class A Common Stock and Class B Common Stock shared equally in the Company's earnings and dividends prior to the conversion, the two classes were combined as a single class for purposes of computing basic and diluted earnings per share. Accordingly, the conversion did not affect previously reported weighted-average shares outstanding or earnings per share, and had no effect on the Company's cash flows or results of operations for the periods presented.

Preferred Stock

The following supplemental statement of stockholders’ equity has been provided to present the activity related solely to the Company’s preferred stock by series for the period presented.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Preferred Stock
	Series A		Series B		Series AAA		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2025	6	$—	16	$—	—	$—	22	$—
Conversions of preferred stock	—	—	(16)	—	2	—	(14)	—
Balances as of March 31, 2026	6	$—	—	$—	2	$—	8	$—
Issuance of preferred stock, net of issuance costs	—	—	—	—	2	—	2	—
Conversions of common stock	—	—	—	—	(2)	—	(2)	—
Balances as of June 30, 2026	6	$—	—	$—	2	$—	8	$—

	Preferred Stock
	Series A		Series B		Series AAA		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	—	$—	—	$—	5	$—
Issuance of preferred stock	1	—	—	—	—	—	1	—
Balances as of March 31, 2025	6	$—	—	$—	—	$—	6	$—
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—
Balances as of June 30, 2025	6	$—	—	$—	—	$—	6	$—

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

At both June 30, 2026 and December 31, 2025, the Company had 5,875 of its Series A Preferred stock issued and outstanding, representing additional paid-in capital of $2.4 million.

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Series AA Preferred is classified as a liability on the accompanying condensed consolidated balance sheets, rather than in shareholders’ equity, due to its contractual obligation to redeem the shares for cash.
As of June 30, 2026 and December 31, 2025, the Company had 359,215 and 221,434 shares, respectively, of its Series AA Preferred issued and outstanding, representing funds raised of $8.4 million and $5.1 million, respectively, net of issuance costs.

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

As of June 30, 2026, the Company had 1,529 shares of Series AAA Preferred issued and outstanding, representing additional paid-in capital of $1.5 million.

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
In March 2026, an institutional investor converted 15,868 shares of Series B Preferred into 63,472 shares of the Company’s Class A common stock. No shares of Series B Preferred were outstanding as of June 30, 2026.

Warrants

The Company issues warrants for the purchase of its Class A Common Stock, either as stand-alone transactions or combined with other debt and/or equity instruments. The warrants may be exercised up to the fifth anniversary of their origination date and transferred independently at any time. Using the Black-Scholes model, the Company estimates the relative fair value of warrants on the date of issuance. The relative fair value of warrants is included in paid-in capital on the accompanying condensed consolidated balance sheets. At June 30, 2026 and December 31, 2025, the Company had 129,040 warrants outstanding with a weighted-average exercise price of $16.49 per share and weighted-average remaining contractual terms of 3.6 and 4.3 years, respectively.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Segments
The Company operates through one operating segment, its asset management platform which it refers to simply as “Platform”. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, John C. Loeffler. The Company’s CODM assesses performance and allocates resources based on the results of Platform operations.
The Company’s CODM assesses revenue, operating costs and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Operating costs consist primarily of payroll related costs that are provided quarterly to the CODM. Platform payroll and payroll related costs were $3.2 million and $5.9 million for the three and six months ended June 30, 2026, respectively, and $3.1 million and $6.8 million for the three and six months ended June 30, 2025, respectively. Management concluded that the consolidated funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review, nor is he provided with the operating results of these consolidated funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The consolidated funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since the Company has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
For the three months ended June 30, 2026 and 2025, total Platform revenues were $3.7 million and $4.1 million, respectively, representing a period-over-period decrease of 11.3%. For the six months ended June 30, 2026 and 2025, total Platform revenues were $7.8 million and $7.7 million, respectively, representing a period-over-period increase of 1.1%. The tables below compare the revenues earned for providing services under the Company’s Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and six months ended June 30, 2026, to the revenues earned for the same period in 2025 (in thousands).

	Three Months Ended June 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$3,077	$(520)	$2,557
Financing fees	305	(17)	288
Development and construction fees	292	—	292
Brokerage fees	67	1	68
Total asset management	3,741	(536)	3,205
Performance allocations	(83)	—	(83)
Total Platform revenue	$3,658	$(536)	$3,122

	Six Months Ended June 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$5,922	$(909)	$5,013
Financing fees	722	(33)	689
Development and construction fees	749	(2)	747
Brokerage fees	419	1	420
Total asset management	7,812	(943)	6,869
Performance allocations	(49)	—	(49)
Total Platform revenue	$7,763	$(943)	$6,820

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$2,739	$(92)	$2,647
Financing fees	292	(240)	52
Development and construction fees	979	(17)	962
Brokerage fees	93	(8)	85
Total asset management	4,103	(357)	3,746
Performance allocations	23	(1)	22
Total Platform revenue	$4,126	$(358)	$3,768

	Six Months Ended June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$5,483	$(366)	$5,117
Financing fees	366	(262)	104
Development and construction fees	1,507	(75)	1,432
Brokerage fees	289	—	289
Total asset management	7,645	(703)	6,942
Performance allocations	30	(7)	23
Total Platform revenue	$7,675	$(710)	$6,965
The following tables present a reconciliation of Platform revenues, expenses and net loss to the most comparable U.S. GAAP measure for the three and six months ended June 30, 2026 and 2025 (in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2026
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$3,741	$(536)	$3,205
Performance allocations	(83)	—	(83)
Consolidated funds – other revenues	—	1,072	1,072
Total revenues	3,658	536	4,194

Expenses
Operating costs	1,539	(203)	1,336
Payroll and payroll related costs	3,205	—	3,205
General and administrative	854	(10)	844
Marketing and advertising	145	—	145
Depreciation and amortization	175	(6)	169
Consolidated funds – other expenses	—	2,646	2,646
Total expenses	5,918	2,427	8,345

Other income (loss), net	176	(191)	(15)
Change in fair value of digital assets	(324)	—	(324)
Interest income	291	—	291
Interest expense	(1,313)	—	(1,313)
Net loss before income taxes	(3,430)	(2,082)	(5,512)
Provision for income taxes	—	—	—
Net loss	(3,430)	(2,082)	(5,512)
Net income (loss) attributable to noncontrolling interests	—	(2,154)	(2,154)
Net (loss) income attributable to CaliberCos Inc.	$(3,430)	$72	$(3,358)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2026
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$7,812	$(943)	$6,869
Performance allocations	(49)	—	(49)
Consolidated funds – other revenues	—	1,668	1,668
Total revenues	7,763	725	8,488

Expenses
Operating costs	2,093	(370)	1,723
Payroll and payroll related costs	5,906	—	5,906
General and administrative	2,665	(20)	2,645
Marketing and advertising	323	—	323
Depreciation and amortization	358	(14)	344
Consolidated funds – other expenses	—	4,443	4,443
Total expenses	11,345	4,039	15,384

Other income (loss), net	193	(363)	(170)
Change in fair value of digital assets	(2,220)	—	(2,220)
Interest income	543	—	543
Interest expense	(2,700)	—	(2,700)
Net loss before income taxes	(7,766)	(3,677)	(11,443)
Provision for income taxes	—	—	—
Net loss	(7,766)	(3,677)	(11,443)
Net income (loss) attributable to noncontrolling interests	—	(4,466)	(4,466)
Net (loss) income attributable to CaliberCos Inc.	$(7,766)	$789	$(6,977)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,103	$(357)	$3,746
Performance allocations	23	(1)	22
Consolidated funds – hospitality revenue	—	1,138	1,138
Consolidated funds – other revenue	—	167	167
Total revenues	4,126	947	5,073

Expenses
Operating costs	719	(170)	549
Payroll and payroll related costs	3,122	—	3,122
General and administrative	1,183	(10)	1,173
Marketing and advertising	147	—	147
Depreciation and amortization	174	(8)	166
Consolidated funds – hospitality expenses	—	1,278	1,278
Consolidated funds – other expenses	—	466	466
Total expenses	5,345	1,556	6,901

Other income (loss), net	(2,014)	(150)	(2,164)
Interest income	30	—	30
Interest expense	(1,738)	—	(1,738)
Net loss before income taxes	(4,941)	(759)	(5,700)
Benefit from income taxes	—	—	—
Net loss	(4,941)	(759)	(5,700)
Net loss attributable to noncontrolling interests	—	(401)	(401)
Net loss attributable to CaliberCos Inc.	$(4,941)	$(358)	$(5,299)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$7,645	$(703)	$6,942
Performance allocations	30	(7)	23
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	312	312
Total revenues	7,675	4,659	12,334

Expenses
Operating costs	1,227	(294)	933
Payroll and payroll related costs	6,782	—	6,782
General and administrative	2,775	(21)	2,754
Marketing and advertising	312	—	312
Depreciation and amortization	336	(13)	323
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	924	924
Total expenses	11,432	5,339	16,771

Other income (loss), net	(2,008)	(522)	(2,530)
Interest income	63	(1)	62
Interest expense	(3,349)	—	(3,349)
Net loss before income taxes	(9,051)	(1,203)	(10,254)
Benefit from income taxes	—	—	—
Net loss	(9,051)	(1,203)	(10,254)
Net loss attributable to noncontrolling interests	—	(548)	(548)
Net loss attributable to CaliberCos Inc.	$(9,051)	$(655)	$(9,706)
The following tables present a reconciliation of Platform assets to the most comparable U.S. GAAP measure as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated

Cash	$1,444	$—	$1,444
Restricted cash	2,367	—	2,367
Real estate investments, net	21,942	(243)	21,699
Digital assets	1,650	—	1,650
Notes receivable - related parties	10,235	—	10,235
Due from related parties	11,042	(668)	10,374
Investments in unconsolidated entities	11,448	(5)	11,443
Operating lease - right of use assets	3,484	(3,484)	—
Prepaid and other assets	2,525	(420)	2,105
Total assets	$66,137	$(4,820)	$61,317

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Cash	$2,538	$—	$2,538
Restricted cash	2,628	—	2,628
Real estate investments, net	21,945	(256)	21,689
Digital assets	6,850	—	6,850
Notes receivable - related parties	7,348	—	7,348
Due from related parties	10,597	(511)	10,086
Investments in unconsolidated entities	11,629	(5)	11,624
Operating lease - right of use assets	3,712	(3,614)	98
Prepaid and other assets	2,740	(372)	2,368
Total assets	$69,987	$(4,758)	$65,229
Note 16 – Subsequent Events

The Company has evaluated events and transactions that occurred after June 30, 2026, the date of the condensed consolidated balance sheet, through August 13, 2026, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these financial statements. There were no material events except for those matters discussed above in Note 1 – Organization and Liquidity, and Note 6 – Notes Payable.

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
Since adoption of the policy, we have raised capital through equity issuances and deployed a portion of those proceeds to accumulate LINK tokens as a long-term treasury asset. These holdings are reflected on our accompanying condensed consolidated balance sheets at fair value as of June 30, 2026 and December 31, 2025. Changes in the fair value of our LINK tokens are reflected within our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. We expect continued volatility in the fair value of our digital asset holdings, which may materially affect reported results in future periods.
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

Additionally, we are continuing our evaluation of potential applications of blockchain technology within our real estate investment platform, which could include processes intended to improve operational efficiency, investor servicing and investor accessibility. Specifically, we intend to tokenize real-world assets, including real estate projects and fund interests, to enable fractional ownership, enhance liquidity, and streamline investor reporting and fund administration. Tokenized offerings could also serve as a new fundraising channel for us, allowing us to reach a broader base of global investors through compliant, blockchain-enabled investment vehicles.

During the quarter, we advanced our strategy to integrate blockchain-enabled infrastructure into our real estate investment platform. On July 2, 2026, we announced the next phase of our real estate fund tokenization initiative, which contemplates utilizing Chainlink's compliance and distribution infrastructure to support the administration and distribution of tokenized real estate investment products. The initiative is intended to facilitate investor verification, compliance, reporting, and distribution workflows while supporting our broader objective of modernizing how private real estate investments are financed, administered, and accessed. We are currently evaluating tokenization for a selected group of real estate offerings. Tokenization technology is generally designed to broaden investor access, support verification, transaction transparency, and reporting workflows and streamline administrative and compliance processes through a shared digital ledger.

The Board of Directors and management team view the LINK strategy and broader blockchain initiatives as a natural evolution of our mission: to enhance the wealth of our accredited investor clients by making alternative investments more accessible, transparent, and profitable for investors. Through the integration of digital assets, blockchain infrastructure, and tokenization technology, we seek to position ourselves at the forefront of the convergence between traditional finance and decentralized finance.
Private Equity Real Estate Platform
We operate a Private Equity Real Estate (“PERE”) platform that creates, manages, and services middle-market investment funds, private syndications, and direct investments focused on real estate investment strategies. To build our funds, we market directly to high net worth and ultra-high net worth investors with our in-house fundraising team and to registered investment advisors and broker-dealers with our in-house wholesaling team.
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
As of June 30, 2026, we are actively developing 1,776 multifamily units, 497 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.8 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing.
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

As of June 30, 2026, based on internal asset-level business plans and projected exit assumptions, we estimate aggregate unrealized performance allocations of approximately $95.7 million. This estimate represents our contractual share of projected profits after satisfaction of preferred returns and return of capital.
The estimate is derived from:
•Asset-level discounted cash flow analyses
•Underwriting models used for capital allocation decisions
•Valuation methodologies consistent with fair value measurement frameworks
•Independent third-party valuation work
Assets that are impaired, or where current projections do not support achieving returns above the preferred return threshold, are assigned zero carried interest value and are excluded from the $95.7 million estimate unless and until business plan revisions support a reasonable expectation of future performance allocation realization. Consistent with U.S. GAAP, the $95.7 million of estimated unrealized performance allocations is not reflected in our consolidated financial statements.
Management believes disclosure of unrealized performance allocations provides important insight into embedded economic value and long-term earnings potential.

Sensitivity of Estimated Performance Allocations

The performance allocation estimate is sensitive to changes in projected exit values of underlying assets. A 5% increase or decrease in projected exit values across the managed portfolio would result in an approximate $4.8 million increase or decrease in estimated performance allocations. Actual realized performance allocations may differ materially from current estimates based on changes in market conditions, operating performance, financing availability, or timing of realization events.
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
Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through June 30, 2026 of $786.2 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that we manage throughout the deal cycle will continue to offer an attractive value proposition to investors.
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
Business Environment
Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, global tariffs, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.5% in June 2026. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 170 basis points through June 2026, resulting in a target rate range of 3.50% to 3.75% at June 30, 2026. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for our funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to our early years of operations. In both a buyer’s market and a stressed or distressed market, we expect our business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows us to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

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

We are actively evaluating the potential long-term implications of the OBBBA, including increased investor demand for QOZ-aligned strategies and shifts in capital deployment across target markets. However, the full scope and operational impact of these changes remain subject to further guidance. Accordingly, there can be no assurance that the legislative changes will lead to improved fund performance or investor outcomes. We will continue to monitor developments and adjust our strategies as appropriate to align with the evolving QOZ landscape.

Nasdaq Market Value of Listed Securities Requirement

On July 22, 2026, the SEC approved a new Nasdaq continued listing standard (File No. SR-NASDAQ-2026-004, as amended) under Listing Rules 5450(a)(3) and 5550(a)(6) requiring a Market Value of Listed Securities ("MVLS") of at least $5.0 million (closing bid price times shares outstanding). The MVLS Rule has no automatic cure period. A company whose MVLS remains below $5.0 million for 30 consecutive business days triggers an immediate Staff Delisting Determination and delisting proceedings, subject to a hearing before a Nasdaq Hearings Panel, which may grant up to 180 days only to meet Nasdaq's higher initial listing standards, not merely to cure the deficiency.
On July 29, 2026, the SEC stayed the rule's effectiveness under Rule of Practice 431(e), as a result the MVLS Rule is not currently in effect.
On July 29, 2026, our market capitalization was $4.5 million ($0.51 times 8,840,224 Class A shares), below the $5.0 million threshold. Because the rule is stayed, we have not received a deficiency notice and are not subject to any compliance period or delisting proceeding. If the stay is lifted, we would be at near-term risk of falling below the threshold and, absent a sustained increase in market value, could face a Staff Delisting Determination within 30 business days.
We continue to monitor our MVLS, together with our other Nasdaq listing requirements and our potential capital raising and other measures to increase the market value of our listed securities. There is no assurance we will maintain compliance or avoid suspension or delisting.

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

Results of Operations
Comparison of the Consolidated Results of Operations for the Three Months Ended June 30, 2026 and 2025
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, Commons Fundco, LLC (“Commons”) was consolidated during the three months ended March 31, 2026, Riverwalk(1) was consolidated during the three months ended December 31, 2025 and DoubleTree by Hilton Tucson Convention Center (“TCC”) was deconsolidated during the three months ended June 30, 2025. The following table and discussion provide insight into our consolidated results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$3,205	$3,746	$(541)	(14.4)%
Performance allocations	(83)	22	(105)	(477.3)%
Consolidated funds – hospitality revenues	—	1,138	(1,138)	(100.0)%
Consolidated funds – other revenues	1,072	167	905	541.9%
Total revenues	4,194	5,073	(879)	(17.3)%

Expenses
Operating costs	4,541	3,671	870	23.7%
General and administrative	844	1,173	(329)	(28.0)%
Marketing and advertising	145	147	(2)	(1.4)%
Depreciation and amortization	169	166	3	1.8%
Consolidated funds – hospitality expenses	—	1,278	(1,278)	(100.0)%
Consolidated funds – other expenses	2,646	466	2,180	467.8%
Total expenses	8,345	6,901	1,444	20.9%

Other loss, net	(15)	(2,164)	2,149	99.3%
Change in fair value of digital assets	(324)	—	(324)	n/a
Interest income	291	30	261	870.0%
Interest expense	(1,313)	(1,738)	425	24.5%
Net loss before income taxes	(5,512)	(5,700)	188	3.3%
Benefit from income taxes	—	—	—	n/a
Net loss	(5,512)	(5,700)	188	3.3%
Net loss attributable to noncontrolling interests	(2,154)	(401)	(1,753)	(437.2)%
Net loss attributable to CaliberCos Inc.	$(3,358)	$(5,299)	$1,941	36.6%
For the three months ended June 30, 2026 and 2025, total revenues were $4.2 million and $5.1 million, respectively, representing a period-over-period decrease of 17.3%, which was primarily due to a decrease in asset management revenues and a decrease in consolidated fund - hospitality revenues resulting from the deconsolidation of TCC, which was deconsolidated during the three months ended June 30, 2025, partially offset by an increase in consolidated fund - other revenue resulting from the consolidation of Riverwalk, which was consolidated during the three months ended December 31, 2025, and the consolidation of Commons, which was consolidated during the three months ended March 31, 2026. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
(1) The following entities were consolidated as part of the 2025 Riverwalk consolidation: Riverwalk 1 HoldCo, LLC; Riverwalk 2 HoldCo, LLC; Riverwalk 3 HoldCo, LLC; Riverwalk 4 HoldCo, LLC; Riverwalk 5 HoldCo, LLC; Riverwalk 6 HoldCo, LLC; and Riverwalk 7 HoldCo, LLC.

For the three months ended June 30, 2026 and 2025, total expenses were $8.3 million and $6.9 million, respectively, representing a period-over-period increase of 20.9%. The increase was primarily due to an increase in operating costs related to bad debt expense and an increase in consolidated fund - other expenses resulting from the consolidation of Riverwalk, which was consolidated during the three months ended December 31, 2025, and the consolidation of Commons, which was consolidated during the three months ended March 31, 2026, partially offset by a decrease in consolidated fund - hospitality expenses resulting from the deconsolidation TCC, which was deconsolidated during the three months ended June 30, 2025.

For the three months ended June 30, 2026, other loss, net decreased $2.1 million, primarily due to investment impairment charges recognized during the three months ended June 30, 2025, with no comparable impairments recorded during the three months ended June 30, 2026.

For the three months ended June 30, 2026, change in fair value of digital assets was $0.3 million. During the three months ended June 30, 2026, we had investments in digital assets resulting in a net loss related to the fair value of digital assets. There was no comparable activity during the same period in 2025.
Comparison of the Platform (Unconsolidated) Results of Operations for the Three Months Ended June 30, 2026 and 2025
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the three months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$3,741	$4,103	$(362)	(8.8)%
Performance allocations	(83)	23	(106)	(460.9)%
Total revenues	3,658	4,126	(468)	(11.3)%

Expenses
Operating costs	4,744	3,841	903	23.5%
General and administrative	854	1,183	(329)	(27.8)%
Marketing and advertising	145	147	(2)	(1.4)%
Depreciation and amortization	175	174	1	0.6%
Total expenses	5,918	5,345	573	10.7%

Other income (loss), net	176	(2,014)	2,190	108.7%
Change in fair value of digital assets	(324)	—	(324)	n/a
Interest income	291	30	261	870.0%
Interest expense	(1,313)	(1,738)	425	24.5%
Net (loss) income before income taxes	(3,430)	(4,941)	1,511	30.6%
Benefit from income taxes	—	—	—	n/a
Net (loss) income	$(3,430)	$(4,941)	$1,511	30.6%
For the three months ended June 30, 2026 and 2025, total revenues were $3.7 million and $4.1 million, respectively, representing a period-over-period decrease of 11.3%. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended June 30, 2026, to the revenues earned for the same period in 2025.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Fund management fees	$3,077	$2,739	$338	12.3%
Financing fees	305	292	13	4.5%
Development and construction fees	292	979	(687)	(70.2)%
Brokerage fees	67	93	(26)	(28.0)%
Total asset management	3,741	4,103	(362)	(8.8)%
Performance allocations	(83)	23	(106)	(460.9)%
Total unconsolidated Platform revenue	$3,658	$4,126	$(468)	(11.3)%
Development and construction fees decreased $0.7 million during the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a decrease in pre-construction development milestones completed during the three months ended June 30, 2026 as compared to the same period in 2025.

For the three months ended June 30, 2026 and 2025, total expenses were $5.9 million and $5.3 million, respectively, representing a period-over-period increase of 10.7%. The increase was primarily due to an increase in bad debt expense.

For the three months ended June 30, 2026, other income, net was $0.2 million, compared to other loss, net of $2.0 million during the same period in 2025. The change was primarily related to investment impairment charges recognized during the three months ended June 30, 2025, with no comparable impairments recorded during the three months ended June 30, 2026.

For the three months ended June 30, 2026, the change in fair value of digital assets resulted in losses of $0.3 million, consisting of $0.4 million of unrealized losses offset by minimal realized gains. There was no comparable activity during the corresponding period in 2025.

Comparison of the Consolidated Results of Operations for the Six Months Ended June 30, 2026 and 2025
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, Commons Fundco, LLC (“Commons”) was consolidated during the three months ended March 31, 2026, Riverwalk(2) was consolidated during the three months ended December 31, 2025 and DoubleTree by Hilton Tucson Convention Center (“TCC”) was deconsolidated during the three months ended June 30, 2025. The following table and discussion provide insight into our consolidated results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$6,869	$6,942	$(73)	(1.1)%
Performance allocations	(49)	23	(72)	(313.0)%
Consolidated funds – hospitality revenues	—	5,057	(5,057)	(100.0)%
Consolidated funds – other revenues	1,668	312	1,356	434.6%
Total revenues	8,488	12,334	(3,846)	(31.2)%

Expenses
Operating costs	7,629	7,715	(86)	(1.1)%
General and administrative	2,645	2,754	(109)	(4.0)%
Marketing and advertising	323	312	11	3.5%
Depreciation and amortization	344	323	21	6.5%
Consolidated funds – hospitality expenses	—	4,743	(4,743)	(100.0)%
Consolidated funds – other expenses	4,443	924	3,519	380.8%
Total expenses	15,384	16,771	(1,387)	(8.3)%

Other loss, net	(170)	(2,530)	2,360	93.3%
Change in fair value of digital assets	(2,220)	—	(2,220)	n/a
Interest income	543	62	481	775.8%
Interest expense	(2,700)	(3,349)	649	19.4%
Net loss before income taxes	(11,443)	(10,254)	(1,189)	(11.6)%
Benefit from income taxes	—	—	—	n/a
Net loss	(11,443)	(10,254)	(1,189)	(11.6)%
Net loss attributable to noncontrolling interests	(4,466)	(548)	(3,918)	(715.0)%
Net loss attributable to CaliberCos Inc.	$(6,977)	$(9,706)	$2,729	28.1%
For the six months ended June 30, 2026 and 2025, total revenues were $8.5 million and $12.3 million, respectively, representing a period-over-period decrease of 31.2%, which was primarily due to a decrease in consolidated fund revenues resulting from the deconsolidation of TCC, which was deconsolidated during the three months ended June 30, 2025, partially offset by an increase in consolidated fund - other revenue resulting from the consolidation of Riverwalk during the three months ended December 31, 2025 and the consolidation of Commons during the three months ended March 31, 2026. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
(2) The following entities were consolidated as part of the 2025 Riverwalk consolidation: Riverwalk 1 HoldCo, LLC; Riverwalk 2 HoldCo, LLC; Riverwalk 3 HoldCo, LLC; Riverwalk 4 HoldCo, LLC; Riverwalk 5 HoldCo, LLC; Riverwalk 6 HoldCo, LLC; and Riverwalk 7 HoldCo, LLC.

For the six months ended June 30, 2026 and 2025, total expenses were $15.4 million and $16.8 million, respectively, representing a period-over-period decrease of 8.3%. The decrease was primarily due to the decrease in consolidated fund expenses resulting from the deconsolidation TCC, which was deconsolidated during the three months ended June 30, 2025, partially offset by an increase in consolidated funds - other expenses resulting from the consolidation of Riverwalk during the three months ended December 31, 2025 and the consolidation of Commons during the three months ended March, 31, 2026.
For the six months ended June 30, 2026 and 2025, other loss, net was $0.2 million and $2.5 million, respectively, representing a period-over-period decrease of 93.3%. The decrease was primarily due to investment impairment charges recognized during the six months ended June 30, 2025, with no comparable impairments recorded during the six months ended June 30, 2026.

For the six months ended June 30, 2026, unrealized loss on digital assets was $2.2 million. During the six months ended June 30, 2025, we had investments in digital assets resulting in an unrealized loss. There was no comparable activity during the same period in 2025.
Comparison of the Platform (Unconsolidated) Results of Operations for the Six Months Ended June 30, 2026 and 2025
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the six months ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$7,812	$7,645	$167	2.2%
Performance allocations	(49)	30	(79)	(263.3)%
Total revenues	7,763	7,675	88	1.1%

Expenses
Operating costs	7,999	8,009	(10)	(0.1)%
General and administrative	2,665	2,775	(110)	(4.0)%
Marketing and advertising	323	312	11	3.5%
Depreciation and amortization	358	336	22	6.5%
Total expenses	11,345	11,432	(87)	(0.8)%

Other income, net	193	(2,008)	2,201	109.6%
Change in fair value of digital assets	(2,220)	—	(2,220)	n/a
Interest income	543	63	480	761.9%
Interest expense	(2,700)	(3,349)	649	19.4%
Net (loss) income before income taxes	(7,766)	(9,051)	1,285	14.2%
Benefit from income taxes	—	—	—	n/a
Net (loss) income	$(7,766)	$(9,051)	$1,285	14.2%
For the six months ended June 30, 2026 and 2025, total revenues remained relatively constant, $7.8 million and $7.7 million, respectively. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the six months ended June 30, 2026, to the revenues earned for the same period in 2025.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Fund management fees	$5,922	$5,483	$439	8.0%
Financing fees	722	366	356	97.3%
Development and construction fees	749	1,507	(758)	(50.3)%
Brokerage fees	419	289	130	45.0%
Total asset management	7,812	7,645	167	2.2%
Performance allocations	(49)	30	(79)	(263.3)%
Total unconsolidated Platform revenue	$7,763	$7,675	$88	1.1%
Development and construction fees decreased $0.8 million during the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a decrease in pre-construction development milestones completed during the six months ended June 30, 2026 as compared to the same period in 2025.
For the six months ended June 30, 2026 and 2025, total expenses remained relatively constant, and were $11.3 million and $11.4 million, respectively.

For the six months ended June 30, 2026, other income, net was $0.2 million, compared to other loss, net of $2.0 million for the same period during 2025. The change was primarily due to investment impairment charges recognized during the six months ended June 30, 2025, with no comparable impairments recorded during the six months ended June 30, 2026.

For the six months ended June 30, 2026, the change in fair value of digital assets resulted in losses of $2.2 million, consisting of $2.1 million of unrealized losses and $0.1 million of realized losses. There was no comparable activity during the corresponding period in 2025.

Balance Sheets - Platform (Unconsolidated)
The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform as of June 30, 2026 and December 31, 2025. Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	June 30, 2026	December 31, 2025
(in thousands)
Assets
Cash	$1,444	$2,538
Restricted cash	2,367	2,628
Real estate investments, net	21,942	21,945
Digital assets	1,650	6,850
Notes receivable - related parties	10,235	7,348
Due from related parties	11,042	10,597
Investments in unconsolidated entities	11,448	11,629
Operating lease - right of use assets	3,484	3,712
Prepaid and other assets	2,525	2,740
Total assets	$66,137	$69,987

Liabilities
Notes payable, net	$42,801	$46,347
Accounts payable and accrued expenses	7,462	7,325
Redeemable preferred stock	8,387	5,101
Due to related parties	193	186
Operating lease liabilities	4,063	4,163
Other liabilities	749	819
Total liabilities	63,655	63,941

Stockholders’ Equity
Preferred stock - Series A	—	—
Preferred stock - Series B	—	—
Preferred stock - Series AAA	—	—
Common stock	9	7
Paid-in capital	84,210	77,263
Accumulated deficit	(81,737)	(71,224)
Total stockholders’ equity	2,482	6,046
Total liabilities and stockholders’ equity	$66,137	$69,987

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
ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of June 30, 2026, we had total FV AUM of approximately $737.2 million.
Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital
The table below summarizes the activity of the managed capital for the six months ended June 30, 2026 (in thousands):

Managed Capital
Balance as of December 31, 2025	$517,186
Originations	10,478
Return of capital	(316)
Investment write-offs(1)	(37,764)
Balance as of March 31, 2026	$489,584
Originations	6,400
Return of capital	(23)
Investment write-offs(1)	(355)
Balance as of June 30, 2026	495,606
___________________________________________
(1)Decrease driven by the sale of assets by our investment funds, as well as the recording of an impairment reserve related to an investment held by one of our diversified funds while recoverability is being evaluated.
The table below summarizes the activity of the managed capital for the six months ended June 30, 2025 (in thousands):

Managed Capital
Balance as of December 31, 2024	$492,542
Originations	2,990
Return of capital	(315)
Balance as of March 31, 2025	$495,217
Originations	4,226
Return of capital	(876)
Balance as of June 30, 2025	498,567
The following table summarizes managed capital for our investment fund portfolios as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Real Estate
Hospitality	$49,347	$49,289
Caliber Hospitality Trust(1)	97,031	97,037
Residential	108,485	103,961
Commercial	185,054	180,569
Total Real Estate(2)	439,917	430,856
Credit(3)	53,382	82,163
Other(4)	2,307	4,167
Total	$495,606	$517,186
___________________________________________
(1)We earn a fund management fee of 0.70% of CHT’s enterprise value and are reimbursed for certain costs incurred on behalf of CHT.
(2)We include capital raised from our investors through corporate note issuances that was further invested in our funds in Managed Capital. At June 30, 2026, and December 31, 2025, we had invested $11.4 million and $11.6 million, respectively, in our funds.
(3) Credit managed capital represents loans made to our investment funds by us and our diversified funds. At June 30, 2026 and December 31, 2025, we had loaned $11.3 million and $8.5 million, respectively, to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.
Managed capital activity for our hospitality investment funds and CHT was effectively flat for the six months ended June 30, 2026.

Managed capital for our residential investment funds increased by $4.5 million during the six months ended June 30, 2026, due to: (i) $1.4 million in capital raised into our residential assets, and (ii) $3.1 million contributed by our diversified funds.
Managed capital for our commercial investment funds increased by $4.5 million during the six months ended June 30, 2026, due to: (i) $1.9 million in capital raised into our commercial assets, and (ii) $2.6 million contributed by our diversified funds. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.
During the six months ended June 30, 2026, the decrease in credit managed capital was driven by the sale of assets by our investment funds, as well as the recording of impairment reserves related to investments held by one of our diversified funds.
FV AUM
The table below details the activities that had an impact on our FV AUM, during the six months ended June 30, 2026 (in thousands):

FV AUM
Balances as of December 31, 2025	$779,730
Assets acquired(1)	4,150
Construction, net of market depreciation	(4,675)
Assets sold(2)	(10,275)
Credit(3)	(29,403)
Other(4)	(3,176)
Balances as of March 31, 2026	$736,351
Construction and net market depreciation	(441)
Assets sold (2)	(659)
Credit(3)	622
Other(4)	1,316
Balances as of June 30, 2026	737,189
The table below details the activities that had an impact on our FV AUM, during the six months ended June 30, 2025 (in thousands):

FV AUM
Balances as of December 31, 2024	$794,923
CHT contribution	10,300
Construction and net market appreciation	25,800
Credit(3)	379
Other(4)	(644)
Balances as of March 31, 2025	$830,758
Construction and net market appreciation	(25,313)
Assets sold or disposed(2)	(1,487)
Credit(3)	627
Other(4)	(1,409)
Balances as of June 30, 2025	803,176

The following table summarizes FV AUM of our investment fund portfolios as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Real Estate
Hospitality	$51,100	$55,600
Caliber Hospitality Trust	189,700	191,900
Residential	160,600	165,900
Commercial	280,100	280,000
Total Real Estate	681,500	693,400
Credit(3)	53,382	82,163
Other(4)	2,307	4,167
Total	$737,189	$779,730
___________________________________________
(1)Assets acquired during the six months ended June 30, 2026 include one land parcel intended for hotel development in Colorado.
(2)Assets sold during the six months ended June 30, 2026 include one multi-family residential asset and a portion of a land asset.
(3)Credit FV AUM represents loans made to our investment funds by our diversified credit fund.
(4)Other FV AUM represents undeployed capital held in our diversified funds.

Assets Under Development
We have several development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built and constructed on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at June 30, 2026, up through sale, we estimate we could earn up to $95.7 million in performance allocations. As of June 30, 2026, we are actively developing 1,776 multifamily units, 497 single family units, 3.7 million square feet of commercial and industrial, and 3.6 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.8 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding which may not be available.
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

The following table presents a reconciliation of net loss attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Platform Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to CaliberCos Inc.	$(3,358)	$(5,299)	$(6,977)	$(9,706)
Net loss attributable to noncontrolling interests	(2,154)	(401)	(4,466)	(548)
Net loss	(5,512)	(5,700)	(11,443)	(10,254)
Provision for income taxes	—	—	—	—
Net loss before income taxes	(5,512)	(5,700)	(11,443)	(10,254)
Depreciation and amortization	176	174	358	336
Consolidated funds’ impact on fee-related earnings	1,891	609	3,314	680
Stock-based compensation	367	369	695	1,030
Severance	393	454	403	505
Performance allocations	83	(22)	49	(23)
Other income, net	(1,329)	(783)	(1,541)	(417)
Investments impairment	176	2,037	359	2,316
Change in fair value of digital assets	324	—	2,220	—
Bad debt expense	977	106	989	109
Interest expense, net	1,022	1,708	2,157	3,286
Fee-Related Earnings	(1,432)	(1,048)	(2,440)	(2,432)
Performance allocations	(83)	22	(49)	23
Interest expense, net	(1,022)	(1,708)	(2,157)	(3,286)
Distributable Earnings	(2,537)	(2,734)	(4,646)	(5,695)
Interest expense	1,313	1,738	2,700	3,349
Other income, net	1,329	783	1,541	417
Consolidated funds’ impact on Caliber Adjusted EBITDA	191	159	363	523
Platform Adjusted EBITDA	296	(54)	(42)	(1,406)
Consolidated funds' EBITDA Adjustments	(273)	111	(654)	1,321
Consolidated Adjusted EBITDA	$23	$57	$(696)	$(85)

All share and per share amounts in the Platform and Consolidated, basic and diluted earnings per share calculations below have been affected for the Reverse Stock Split, retroactively, for all periods presented.
The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable U.S. GAAP measure for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$3,741	$(536)	$3,205
Performance allocations	(83)	—	(83)
Consolidated funds – other revenues	—	1,072	1,072
Total revenues	3,658	536	4,194

Expenses
Operating costs	4,744	(203)	4,541
General and administrative	854	(10)	844
Marketing and advertising	145	—	145
Depreciation and amortization	175	(6)	169
Consolidated funds – other expenses	—	2,646	2,646
Total expenses	5,918	2,427	8,345

Other income (loss), net	176	(191)	(15)
Change in fair value of digital assets	(324)	—	(324)
Interest income	291	—	291
Interest expense	(1,313)	—	(1,313)
Net loss before income taxes	(3,430)	(2,082)	(5,512)
Provision for income taxes	—	—	—
Net loss	(3,430)	(2,082)	(5,512)
Net loss attributable to noncontrolling interests	—	(2,154)	(2,154)
Net loss attributable to CaliberCos Inc.	$(3,430)	$72	$(3,358)
Basic and diluted net loss per share	$(0.39)		$(0.38)
Weighted average common shares outstanding:
Basic and diluted	8,816		8,816

	Six Months Ended June 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$7,812	$(943)	$6,869
Performance allocations	(49)	—	(49)
Consolidated funds – other revenues	—	1,668	1,668
Total revenues	7,763	725	8,488

Expenses
Operating costs	7,999	(370)	7,629
General and administrative	2,665	(20)	2,645
Marketing and advertising	323	—	323
Depreciation and amortization	358	(14)	344
Consolidated funds – other expenses	—	4,443	4,443
Total expenses	11,345	4,039	15,384

Other income (loss), net	193	(363)	(170)
Change in fair value of digital assets	(2,220)	—	(2,220)
Interest income	543	—	543
Interest expense	(2,700)	—	(2,700)
Net loss before income taxes	(7,766)	(3,677)	(11,443)
Provision for income taxes	—	—	—
Net loss	(7,766)	(3,677)	(11,443)
Net loss attributable to noncontrolling interests	—	(4,466)	(4,466)
Net loss attributable to CaliberCos Inc.	$(7,766)	$789	$(6,977)
Basic and diluted net loss per share	$(0.98)		$(0.92)
Weighted average common shares outstanding:
Basic and diluted	7,913		7,913

	Three Months Ended June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$4,103	$(357)	$3,746
Performance allocations	23	(1)	22
Consolidated funds – hospitality revenue	—	1,138	1,138
Consolidated funds – other revenue	—	167	167
Total revenues	4,126	947	5,073

Expenses
Operating costs	3,841	(170)	3,671
General and administrative	1,183	(10)	1,173
Marketing and advertising	147	—	147
Depreciation and amortization	174	(8)	166
Consolidated funds – hospitality expenses	—	1,278	1,278
Consolidated funds – other expenses	—	466	466
Total expenses	5,345	1,556	6,901

Other loss, net	(2,014)	(150)	(2,164)
Interest income	30	—	30
Interest expense	(1,738)	—	(1,738)
Net loss before income taxes	(4,941)	(759)	(5,700)
Provision for income taxes	—	—	—
Net loss	(4,941)	(759)	(5,700)
Net loss attributable to noncontrolling interests	—	(401)	(401)
Net loss attributable to CaliberCos Inc.	$(4,941)	$(358)	$(5,299)
Basic and diluted net loss per share	$(3.87)		$(4.15)
Weighted average common shares outstanding:
Basic and diluted	1,278		1,278

	Six Months Ended June 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$7,645	$(703)	$6,942
Performance allocations	30	(7)	23
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	312	312
Total revenues	7,675	4,659	12,334

Expenses
Operating costs	8,009	(294)	7,715
General and administrative	2,775	(21)	2,754
Marketing and advertising	312	—	312
Depreciation and amortization	336	(13)	323
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	924	924
Total expenses	11,432	5,339	16,771

Other loss, net	(2,008)	(522)	(2,530)
Interest income	63	(1)	62
Interest expense	(3,349)	—	(3,349)
Net loss before income taxes	(9,051)	(1,203)	(10,254)
Provision for income taxes	—	—	—
Net loss	(9,051)	(1,203)	(10,254)
Net loss attributable to noncontrolling interests	—	(548)	(548)
Net loss attributable to CaliberCos Inc.	$(9,051)	$(655)	$(9,706)
Basic and diluted net loss per share	$(7.47)		$(8.00)
Weighted average common shares outstanding:
Basic and diluted	1,212		1,212
Liquidity and Capital Resources
At June 30, 2026, the Company’s corporate note portfolio consisted of 148 unsecured notes with an aggregate principal balance of $26.2 million, compared to 178 unsecured notes with an aggregate principal balance of $29.6 million at December 31, 2025 and 195 unsecured notes with an aggregate principal balance of $33.0 million at June 30, 2025, a 20.6% decrease year over year. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term. As of August 13, 2026, an aggregate of $21.0 million of corporate and convertible notes mature within the 12-month period subsequent to when these condensed consolidated financial statements were issued.
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

To satisfy the maturity of these corporate notes, the Company intends to continue executing on the following strategies, which the Company has been actively pursuing during 2025 and the first half of 2026:
i.Reg A+ Series AA Preferred Stock Offering. Raise up to $20.0 million of Series AA Preferred Stock through the Company’s Reg A+ offering, which was qualified on March 12, 2025. From program inception through August 13, 2026, the Company has raised $8.1 million in proceeds from its Series AA Preferred Stock.
ii.Note Refinancing into 36-Month Term Program. Refinance existing 12-month term corporate notes into the Company’s 36-month term corporate note program. From program inception through August 13, 2026, the Company has refinanced $6.7 million of 12-month term corporate notes into the 36-month term program.
iii.Note Conversion Program. Convert corporate notes into shares of Caliber Class A common stock or Series AAA Convertible Preferred Stock through the Company’s note conversion program (the “Program”), launched in October 2025. Under the Program, holders of outstanding promissory notes may elect to convert all or part of their notes into Class A common stock at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution, or (ii) the closing bid price of the Company’s Class A common stock the business day preceding execution, or, alternatively into shares of Series AAA Convertible Preferred Stock. From program inception through August 13, 2026, the Company has successfully converted $3.8 million of corporate notes into 2,269,677 shares of Class A common stock at conversion prices ranging from $1.06 to $3.72 per share, and an additional $1.5 million of corporate notes into 1,529 shares of Series AAA Convertible Preferred Stock subsequent to June 30, 2026.
iv.Equity Issuances Through ELOC and ATM Facilities. Raise additional equity through the Company’s existing equity line of credit (“ELOC”) and at-the-market (“ATM”) facilities, with a portion of the proceeds allocated to general corporate purposes. From program inception through August 13, 2026, the Company generated $41.1 million in net cash from equity issuances across all sources.
In addition to the financing actions noted, management continues to execute various plans implemented to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with actions taken in prior reporting periods, these plans include: i) further reducing operating costs, including the workforce reductions implemented in 2025 that are expected to generate annualized cost savings of $3.9 million in compensation and employee benefit expenses in 2026; ii) collecting all or part of the Company’s $11.2 million in accounts receivable; iii) collecting all or part of its $11.4 million in investments from its managed funds, iv) continuing to expand fundraising channels and managed capital; v) selling or accepting outside investment into the Company’s corporate headquarters; vi) placing debt on unencumbered assets; and vii) generating planned cash flow from operations through the execution of the Company’s existing project pipeline.
During the six months ended June 30, 2026, the Company executed against these plans and, among other things: (i) collected $4.9 million in notes receivable from related parties; (ii) collected $7.4 million in accounts receivable; (iii) issued $3.4 million of Series AA Preferred Stock under its Regulation A+ offering; and (iv) converted $3.5 million of corporate notes into Class A common stock and Series AAA Convertible Preferred Stock. As a result of these and prior period actions, the Company’s aggregate corporate note balance decreased from $29.6 million at December 31, 2025 to $26.2 million at June 30, 2026.

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
Corporate Debt
As of June 30, 2026, we have issued and outstanding unsecured promissory notes of $26.2 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 10.91%, and maturity dates ranging from January 2024 to March 2028. The purpose of this financing program is to provide us with flexible, short-term capital to be used to grow its assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes.

Additionally, the program provides customers of our funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. This outstanding debt resulted in interest expense of $0.7 million and $1.6 million for the three and six months ended June 30, 2026, respectively and $0.9 million and $1.8 million for the three and six months ended June 30, 2025, respectively.
Cash Flows Analysis
The section below discusses in more detail our primary sources and uses of cash and primary drivers of cash flows within our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$(5,290)	$(2,908)	$(2,382)
Investing activities	345	(4,206)	4,551
Financing activities	4,034	5,668	(1,634)
Net change in cash and cash equivalents	$(911)	$(1,446)	$535
The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to us and to our consolidated funds (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash used in the Company's operating activities	$(2,049)	$(3,659)	$1,610
Net cash (used in) provided by the consolidated funds' operating activities	(3,241)	751	(3,992)
Net cash used in the Company's operating activities	(5,290)	(2,908)	(2,382)
Net cash (used in) provided by the Company's investing activities	(659)	27	(686)
Net cash provided by (used in) the consolidated funds' investing activities	1,004	(4,233)	5,237
Net cash provided by (used in) the Company's investing activities	345	(4,206)	4,551
Net cash provided by the Company's financing activities	2,061	2,015	46
Net cash provided by the consolidated funds' financing activities	1,973	3,653	(1,680)
Net cash provided by the Company's financing activities	4,034	5,668	(1,634)
Net change in cash and cash equivalents	$(911)	$(1,446)	$535
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash flows used in operating activities of the Company decreased during the six months ended June 30, 2026 as compared to the same period in 2025, which was primarily related to decreases in interest expense paid. Net cash flows used in operating activities of the consolidated funds increased during the six months ended June 30, 2026, as compared to net cash flows provided by operating activities during the same period in 2025, which was primarily related to the consolidation of VIEs.
Investing Activities
Net cash flows used in investing activities of the Company increased during the six months ended June 30, 2026, as compared to net cash flows provided by investing activities during the same period in 2025, which was primarily related to an increase in net funding of related party notes receivable, offset by cash received from the sale of digital assets. The increase in net cash flows provided by investing activities of the consolidated funds during the six months ended June 30, 2026, as compared to net cash flows used in investing activities during the same period in 2025, is primarily due to the consolidation of VIEs during the six months ended June 30, 2026 compared to the deconsolidation of VIEs during the six months ended June 30, 2025.

Financing Activities
Net cash flows provided by financing activities of the Company remained relatively constant during the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in net cash flows provided by financing activities of the consolidated funds during the six months ended June 30, 2026, as compared to the same period in 2025, is primarily due to a decrease in net proceeds from notes payable, offset by an increase in contributions from noncontrolling interest holders and a decrease in distributions to noncontrolling interest holders.
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

We initially record our LINK purchases at cost, with any subsequent changes in fair value recognized as incurred in the accompanying condensed consolidated statements of operations. The fair value of our LINK is adjusted and disclosed within the accompanying condensed consolidated balance sheets at the end of each reporting period. We determine the fair value of our LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that we have determined is our principal market for LINK (Level 1 inputs). A deferred tax asset or liability is recorded for subsequent changes in fair value of our digital assets, representing the temporary difference between the carrying amount and tax basis of the assets.

Consistent with our digital asset treasury strategy, our intent is to make consistent purchases of LINK over time, establishing a material position in LINK holdings within our treasury. In the event we opt to sell all or a portion of our LINK holdings, it will calculate the realized gain or loss recognized in the condensed consolidated statements of operations as the difference between the gross sales price and the carrying value of the LINK sold immediately prior to sale. We use the first-in, first-out method to identify which LINK tokens are deemed sold for purposes of determining cost basis, which is used for disclosure and tax reporting.

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
Consolidated funds – other revenue
Consolidated funds - other revenue primarily consists of rental revenue of $1.1 million and $1.7 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential and commercial properties of our consolidated funds.
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

As of June 30, 2026, our debt included fixed-rate debt with a fair value and carrying value of $56.9 million and $61.9 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of June 30, 2026, our debt included variable-rate debt with a fair value and carrying value of $48.8 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2026 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.5 million annually.
Credit Risk
Substantially all of our revenues are generated from the management, ownership and/or operations of real estate assets located across the United States. We mitigate the associated risk by:
•diversifying our investments in real estate assets across multiple asset types, including hospitality, multi-family, and multi-tenant industrial;
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 14, 2026, the Company issued 1,707,930 shares of common stock in satisfaction of $1.9 million of outstanding unsecured corporate notes. The issuance of the common stock was not registered under the Securities Act of 1933, as amended, or any state securities laws, and was effected in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Trading Plans
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule "10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Subscription Agreement for Class A common stock (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2026)
10.2	Subscription Agreement for Series AAA Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on August 13, 2026.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	August 13, 2026
John C. Loeffler, II	(Principal Executive Officer)

/s/ Michael Rosales	Acting Chief Financial Officer (Principal Financial Officer)	August 13, 2026
Michael Rosales

/s/ Jennifer Schrader	President and Vice-Chairperson	August 13, 2026
Jennifer Schrader