Form 10-Q
period 2026-09-30
CaliberCos Inc.
filed 2026-11-13
CIK 1627282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒
As of November 11, 2026, there were 10,988,415 shares of Class A common stock of CaliberCos Inc. issued and outstanding.

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
•our ability to successfully develop and commercialize tokenized investment offerings and tokenization services;
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2026	December 31, 2025
ASSETS
Cash	$1,794	$2,538
Restricted cash	2,574	2,628
Real estate investments, net	19,827	21,689
Real estate assets held for sale	1,709	—
Digital assets	3,293	6,850
Notes receivable - related parties, net of allowance of $1,000 and $909, respectively	10,492	7,348
Due from related parties, net of allowance of $4,425 and $4,071, respectively	10,557	10,086
Investments in unconsolidated entities	11,156	11,624
Operating lease - right of use assets	—	98
Prepaid and other assets	1,927	2,368
Assets of consolidated funds
Cash	407	326
Restricted cash	698	524
Real estate investments, net	50,063	10,807
Intangible assets, net	45,784	46,330
Notes receivable - related parties	5,991	936
Due from related parties	1,369	220
Operating lease - right of use assets	10,756	10,757
Prepaid and other assets	495	267
Total assets	$178,892	$135,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, net	$42,059	$46,347
Accounts payable and accrued expenses	6,305	7,325
Series AA cumulative redeemable preferred stock, net of issuance costs, $25.00 per share stated value, 800,000 shares authorized, 447,415 and 221,434 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10,497	5,101
Due to related parties	127	186
Operating lease liabilities	39	64
Other liabilities	4,585	771
Liabilities of consolidated funds
Notes payable, net	66,173	33,605
Notes payable - related parties	2,567	2,330
Accounts payable and accrued expenses	3,269	1,719
Due to related parties	923	861
Operating lease liabilities	10,756	10,757
Other liabilities	152	99
Total liabilities	147,452	109,165

Commitments and Contingencies (Note 12)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

	September 30, 2026	December 31, 2025
Series A non-cumulative convertible preferred stock, $0.001 par value; 22,500,000 shares authorized, and 5,875 shares issued and outstanding as of September 30, 2026 and December 31, 2025	$—	$—
Series B convertible preferred stock, $0.001 par value; 50,000 shares authorized, and zero and 15,868 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Series AAA convertible preferred stock, $0.001 par value; 40,000 shares authorized, and 2,119 and zero shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock Class A, $0.001 par value; 500,000,000 shares authorized, 10,669,455 and 6,534,319 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10	7
Common stock Class B, $0.001 par value; 15,000,000 shares authorized, zero and 370,822 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	87,143	79,731
Accumulated deficit	(90,737)	(78,405)
Stockholders’ (deficit) equity attributable to CaliberCos Inc.	(3,584)	1,333
Stockholders’ equity attributable to noncontrolling interests	35,024	24,898
Total stockholders’ equity	31,440	26,231
Total liabilities and stockholders’ equity	$178,892	$135,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Asset management revenues	$3,275	$3,486	$10,144	$10,428
Performance allocations	—	2	(49)	25
Consolidated funds – hospitality revenues	—	—	—	5,057
Consolidated funds – other revenues	1,040	148	2,708	460
Total revenues	4,315	3,636	12,803	15,970

Expenses
Operating costs	3,539	3,251	11,168	10,966
General and administrative	1,135	1,471	3,780	4,225
Marketing and advertising	62	151	385	463
Depreciation and amortization	169	160	513	483
Consolidated funds – hospitality expenses	—	—	—	4,743
Consolidated funds – other expenses	2,683	467	7,126	1,391
Total expenses	7,588	5,500	22,972	22,271

Other income (loss), net	101	(324)	(69)	(2,854)
Change in fair value of digital assets	1,643	(677)	(577)	(677)
Interest income	254	28	797	90
Interest expense	(1,363)	(1,876)	(4,063)	(5,225)
Net loss before income taxes	(2,638)	(4,713)	(14,081)	(14,967)
Provision for income taxes	(3,941)	—	(3,941)	—
Net loss	(6,579)	(4,713)	(18,022)	(14,967)
Net loss attributable to noncontrolling interests	(1,549)	(342)	(6,015)	(890)
Net loss attributable to CaliberCos Inc.	$(5,030)	$(4,371)	$(12,007)	$(14,077)
Basic and diluted net loss per share attributable to common stockholders	$(0.49)	$(1.65)	$(1.42)	$(8.31)
Weighted average common shares outstanding:
Basic and diluted	10,283	2,615	8,712	1,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

			Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Preferred Stock		Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2025	22	$—	6,534	$7	371	$—	$79,731	$(78,405)	$24,898	$26,231
Issuance of common stock, net of issuance costs	—	—	1,757	1	—	—	3,471	—	—	3,472
Conversions of preferred stock	(14)	—	64	—	—	—	—	—	—	—
Equity based compensation expense	—	—	35	—	—	—	345	—	—	345
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	1,163	1,163
Consolidation of VIEs	—	—	—	—	—	—	—	—	13,713	13,713
Dividends to preferred stockholders	—	—	—	—	—	—	—	(278)	—	(278)
Net loss	—	—	—	—	—	—	—	(3,619)	(2,312)	(5,931)
Balances as of March 31, 2026	8	—	8,390	8	371	—	83,547	(82,302)	37,462	38,715
Issuance of preferred stock, net of issuance costs	2	—	—	—	—	—	1,527	—	—	1,527
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	(1,545)	—	—	(1,545)
Conversions of common stock	(2)	—	371	—	(371)	—	—	—	—	—
Equity based compensation expense	—	—	116	1	—	—	681	—	—	682
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	852	852
Net loss	—	—	—	—	—	—	—	(3,358)	(2,154)	(5,512)
Balances as of June 30, 2026	8	$—	8,877	$9	—	$—	$84,210	$(85,660)	$36,160	$34,719
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	589	—	—	589
Issuance of common stock, net of issuance costs	—	—	1,617	1	—	—	1,868	—	—	1,869
Equity based compensation expense	—	—	176	—	—	—	476	—	—	476
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	2,717	2,717
Redemptions of noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,294)	(1,294)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,010)	(1,010)
Dividends to preferred stockholders	—	—	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	—	(5,030)	(1,549)	(6,579)
Balances as of September 30, 2026	8	$—	10,670	$10	—	$—	$87,143	$(90,737)	$35,024	$31,440

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS IN THOUSANDS)

			Common Stock				Paid in Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity
	Preferred Stock		Class A		Class B
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	759	$1	371	$—	$44,017	$(56,607)	$23,842	$11,253
Issuance of preferred stock, net of issuance costs	1	—	—	—	—	—	350	—	—	350
Issuance of common stock, net of issuance costs	—	—	10	—	—	—	177	—	—	177
Equity based compensation expense	—	—	26	—	—	—	661	—	—	661
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	211	211
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(740)	(740)
Net loss	—	—	—	—	—	—	—	(4,407)	(147)	(4,554)
Balances as of March 31, 2025	6	—	795	1	371	—	45,205	(61,014)	23,166	7,358
Issuance of common stock, net of issuance costs	—	—	122	—	—	—	889	—	—	889
Equity based compensation expense	—	—	34	—	—	—	368	—	—	368
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(170)	(170)
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	(20,349)	(20,349)
Net loss	—	—	—	—	—	—	—	(5,299)	(401)	(5,700)
Balances as of June 30, 2025	6	—	951	1	371	—	46,462	(66,313)	2,246	(17,604)
Issuance of preferred stock, net of issuance costs	16	—	—	—	—	—	15,312	—	—	15,312
Issuance of common stock, net of issuance costs	—	—	4,155	4	—	—	12,515	—	—	12,519
Equity based compensation expense	—	—	148	—	—	—	573	—	—	573
Net loss	—	—	—	—	—	—	—	(4,371)	(342)	(4,713)
Balances as of September 30, 2025	22	$—	5,254	$5	371	$—	$74,862	$(70,684)	$1,904	$6,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(18,022)	$(14,967)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	513	483
Non-cash lease expense	(11)	16
Non-cash interest expense	62	69
Equity-based compensation	1,502	1,602
Change in fair value of digital assets	577	677
Loss on disposal of furniture, fixtures and equipment	17	—
Loss on extinguishment of debt	27	339
Loss on investments in unconsolidated entities	862	3,022
Loss on notes receivable - related parties	466	483
Impairment	85	—
Accretion of above-market/below market leases and straight-line rent, net	(52)	(219)
Amortization of deferred financing costs and notes payable discount	217	533
Deferred income taxes	3,941	—
Bad debt expense	1,037	144
Changes in operating assets and liabilities:
Due from related parties	(1,742)	(1,871)
Prepaid expenses, right-of-use assets and other assets	466	1,005
Accounts payable and accrued expenses	(496)	(558)
Due to related parties	(59)	(185)
Lease liabilities and other liabilities	(101)	359
Adjustments to reconcile net loss to net cash from operating activities of consolidated funds:
Depreciation and amortization	1,819	1,538
Non-cash interest expense	237	208
Loss on the disposition of real estate	—	6
Loss on extinguishment of debt	—	110
Amortization of above-market/below market leases and straight-line rent, net	546	—
Amortization of deferred financing costs and notes payable premium	(365)	38
Bad debt expense	—	3
Changes in operating assets and liabilities of consolidated funds:
Accounts receivable, net	(20)	1
Due from related parties	(154)	(316)
Prepaid expenses, right-of-use assets and other assets	(664)	(109)
Accounts payable and accrued expenses	933	350
Due to related parties	55	(78)
Lease liabilities and other liabilities	(36)	(206)
Net cash used in the Company's operating activities	(8,360)	(7,523)

CALIBERCOS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Investing Activities
Investments in real estate assets	(439)	(994)
Purchases of digital assets	(4)	(10,642)
Proceeds from the sale of digital assets	2,984	—
Investments in unconsolidated entities	—	(290)
Return of capital from unconsolidated entities	—	1,964
Funding of notes receivable - related parties	(11,584)	(3,046)
Payment received on notes receivable - related parties	7,974	63
Cash Flows From Investing Activities of consolidated funds
Consolidation of VIEs	1,047	—
Deconsolidation of VIEs	—	(4,544)
Investments in real estate assets	(56)	(58)
Funding of notes receivable - related parties	—	(1)
Payment received on notes receivable - related parties	—	450
Net cash used in the Company's investing activities	(78)	(17,098)
Cash Flows From Financing Activities
Payment of deferred financing costs	(2)	(376)
Proceeds from notes payable	464	5,894
Repayments of notes payable	(1,016)	(7,666)
Proceeds from the issuance of common stock, net of issuance costs	1,876	12,984
Proceeds from the issuance of preferred stock, net of issuance costs	(3)	15,451
Proceeds from the issuance of redeemable preferred stock, net of issuance costs	4,540	3,200
Dividends to preferred stockholders	(325)	—
Cash Flows From Financing Activities of consolidated funds
Payment of deferred financing costs	(21)	(553)
Proceeds from notes payable	—	22,953
Repayments of notes payable	(46)	(18,076)
Contributions from noncontrolling interest holders	4,732	211
Redemptions of noncontrolling interests	(1,294)	—
Distributions to noncontrolling interest holders	(1,010)	(910)
Net cash provided by the Company's financing activities	7,895	33,112
Net Change in Cash and Restricted Cash	(543)	8,491
Cash and Restricted Cash at Beginning of Period	6,016	4,897
Cash and Restricted Cash at End of Period	$5,473	$13,388

Reconciliation of Cash and Restricted Cash
Cash at beginning of period	$2,864	$2,315
Restricted cash at beginning of period	3,152	2,582
Cash and restricted cash at beginning of period	6,016	4,897

Cash at end of period	2,201	10,927
Restricted cash at end of period	3,272	2,461
Cash and restricted cash at end of period	$5,473	$13,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Liquidity
Organization
CaliberCos Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”), is an alternative asset manager of private syndication and direct investment real estate funds complemented with being a provider of a full suite of traditional real estate services, and follows a Digital Asset Treasury (“DAT”) strategy in Chainlink (“LINK”). The Company was formed in November 2014, and originally began as Caliber Companies, LLC, an Arizona limited liability company, which commenced operations in January 2009. The Company provides various support services, under its asset management platform segment (“Platform”) to the investments it manages, including asset management services, fund set-up services, lending support, construction and development management, and real estate brokerage. As of September 30, 2026, the Company has operations in Arizona which focus on managing hospitality, multifamily, and multi-tenant industrial real estate investments across the United States.
In general, the Company’s Platform is comprised of investments in digital assets through its corporate treasury and in a family of private equity real estate (“PERE”) funds which are organized as operating partnerships, in which multiple unrelated passive investors own partnership interests. In addition, the Company is designated as the manager and/or general partner of the partnership. Depending on the legal structure and arrangements between the Company and the funds, the Company may or may not consolidate the partnerships for financial reporting purposes. For funds in which the Company is determined to be the controlling party or primary beneficiary for financial reporting purposes, the fund is consolidated, and the passive investors’ ownership is presented as noncontrolling interest in the accompanying condensed consolidated financial statements (“Consolidated Funds”, and collectively with the Company, the “Consolidated Company”, “Caliber”, “we”, “our”, and “us”). For funds in which the Company is not determined to be the controlling party for financial reporting purposes, the fund is not consolidated, and any fees earned from the fund are included in asset management revenues in the accompanying condensed consolidated financial statements. See Note 2 – Summary of Significant Accounting Policies for details.
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
ATM Equity Distribution Agreement

In August 2025, the Company entered into an at-the-market (“ATM”) equity distribution agreement providing for the issuance and sale of up to $10.3 million of its Class A common stock. During the three and nine months ended September 30, 2026, the Company issued 1,336,734 shares and 1,386,041 shares, respectively, under the ATM program, resulting in net proceeds of $1.7 and $1.8 million, respectively. As of September 30, 2026, the Company had issued an aggregate of 3,057,609 shares under the agreement for net proceeds of $10.2 million.

Liquidity and Going Concern
The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
At September 30, 2026, the Company’s corporate note portfolio consisted of 145 unsecured notes with an aggregate principal balance of $25.6 million, compared to 178 unsecured notes with an aggregate principal balance of $29.6 million at December 31, 2025 and 194 unsecured notes with an aggregate principal balance of $31.5 million at September 30, 2025, an 18.7% decrease year over year. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term. As of November 13, 2026, an aggregate of $18.6 million of corporate and convertible notes had matured or will mature within the 12-month period subsequent to the date these condensed consolidated financial statements were issued.

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
To satisfy the maturity of these corporate notes, the Company intends to continue executing on the following strategies, which the Company has been actively pursuing during 2025 and 2026:
i.Reg A+ Series AA Preferred Stock Offering. Raise up to $20.0 million of Series AA Preferred Stock through the Company’s Reg A+ offering, which was qualified on March 12, 2025. From program inception through November 13, 2026, the Company has raised $9.9 million in proceeds from its Series AA Preferred Stock.
ii.Note Refinancing into 36-Month Term Program. Refinance existing 12-month term corporate notes into the Company’s 36-month term corporate note program. From program inception through November 13, 2026, the Company has refinanced $6.7 million of 12-month term corporate notes into the 36-month term program.
iii.Note Conversion Program. Convert corporate notes into shares of Caliber Class A common stock or Series AAA Convertible Preferred Stock through the Company’s note conversion program (the “Program”), launched in October 2025. Under the Program, holders of outstanding promissory notes may elect to convert all or part of their notes into Class A common stock at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution, or (ii) the closing bid price of the Company’s Class A common stock the business day preceding execution, or, alternatively into shares of Series AAA Convertible Preferred Stock. From program inception through November 13, 2026, the Company has successfully converted $3.8 million of corporate notes into 2,269,677 shares of Class A common stock at conversion prices ranging from $1.06 to $3.72 per share, and an additional $1.5 million of corporate notes into 1,529 shares of Series AAA Convertible Preferred Stock.
iv.Equity Issuances Through ELOC and ATM Facilities. Raise additional equity through the Company’s existing equity line of credit (“ELOC”) and at-the-market (“ATM”) facilities, with a portion of the proceeds allocated to general corporate purposes. From program inception through November 13, 2026, the Company generated $43.1 million in net cash from equity issuances across all sources.
v.Corporate Note Exchange Program (the “Program”). In September 2026, the Company launched the Program. Through November 12, 2026, holders of certain promissory notes (the “Notes”) have elected the following:
•Exchange for notes bearing interest at 6.0% per annum (“New Notes”): $3.2 million of Notes exchanged for New Notes, including $0.3 million effective October 1, 2026.
•Exchange for Series AAA Preferred: $0.6 million of Notes exchanged for 590 shares of Series AAA Preferred.
•Company right to repay Notes at 80% (the “Payoff Option”): $14.8 million of Notes under executed Payoff Option agreements, including $2.9 million executed on October 7, 2026. Of these, $13.6 million mature within the 12-month period and may be repaid for approximately $10.9 million. The agreements expire between February 28, 2027 and April 7, 2027.
On November 10, 2026, the Company’s Board of Directors approved a financing of up to $10.0 million in stated value of senior convertible preferred stock to fund the payoffs, which the Company expects to close in December 2026. The Company plans to repay the remaining $5.0 million of notes maturing within the 12-month period with proceeds from follow-on equity issuances.
vi. Sale of the Gateway Office Building. Sell the Company’s Gateway office building, from which the Company expects net proceeds of approximately $6.0 million in 2027.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
vii. Sale of Digital Assets. Sell digital assets as needed. At November 9, 2026, the fair value of the Company’s digital assets was approximately $2.5 million.
In addition to the financing actions noted, management continues to execute various plans implemented to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with actions taken in prior reporting periods, these plans include: i) further reducing operating costs, including the workforce reductions implemented in 2025 that are expected to generate annualized cost savings of $3.9 million in compensation and employee benefit expenses in 2026; ii) collecting all or part of the Company’s $11.9 million in accounts receivable; iii) collecting all or part of its $11.2 million in investments from its managed funds; iv) continuing to expand fundraising channels and managed capital; v) selling or accepting outside investment into the Company’s corporate headquarters; vi) placing debt on unencumbered assets; and vii) generating planned cash flow from operations through the execution of the Company’s existing project pipeline.
During the nine months ended September 30, 2026, the Company executed against these plans and, among other things: (i) collected $8.1 million in notes receivable from related parties; (ii) collected $10.8 million in accounts receivable; (iii) issued $5.6 million of Series AA Preferred Stock under its Regulation A+ offering; and (iv) converted $4.0 million of corporate notes into Class A common stock and Series AAA Convertible Preferred Stock. As a result of these and prior period actions, the Company’s aggregate corporate note balance decreased from $29.6 million at December 31, 2025 to $25.6 million at September 30, 2026.
After consideration of the implemented and planned actions, including the executed Payoff Option agreements and the Board-approved financing, management concluded that because the financing has not been executed and its completion depends on factors outside management’s control, the Company cannot conclude that it is probable that management’s plans will be effectively implemented within one year after the date these condensed consolidated financial statements were issued under ASC 205-40 Presentation of Financial Statements—Going Concern. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
Management continues to pursue these plans and advance its existing project pipeline. The financing remains subject to the execution of definitive agreements, stockholder approval and market conditions, and no assurance can be provided that such plans will be successful or implemented in a timely manner sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.
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
Interim Unaudited Financial Data
The Company’s condensed consolidated financial statements reflect all adjustments, except as described under Out-of-Period Adjustments below, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements, including notes, are unaudited, exclude some of the disclosures required for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025.
Out-of-Period Adjustments

In connection with the preparation of its condensed consolidated financial statements for the three months ended September 30, 2026, the Company identified an error in the attribution of net loss between CaliberCos Inc. and noncontrolling interests in its previously issued condensed consolidated financial statements for the three months ended March 31, 2026 and the six months ended June 30, 2026. The net loss incurred by a fund before the Company consolidated it during the three months ended March 31, 2026 was attributed to noncontrolling interests. As a result, net loss attributable to noncontrolling interests was overstated, and net loss attributable to CaliberCos Inc. was understated, by $0.7 million, or $0.10 and $0.09 per basic and diluted share for the three months ended March 31, 2026 and the six months ended June 30, 2026, respectively, and stockholders’ equity attributable to CaliberCos Inc. was overstated, and stockholders’ equity attributable to noncontrolling interest was understated, by $0.7 million as of March 31, 2026 and June 30, 2026. The error had no effect on consolidated net loss, total stockholders’ equity or cash flows. The Company concluded the error was not material to the previously issued financial statements and corrected it in the three months ended September 30, 2026, which decreased net loss attributable to noncontrolling interests and increased net loss attributable to CaliberCos Inc. by $0.7 million, or $0.07 per basic and diluted share for the three months ended September 30, 2026. The correction had no effect on the nine months ended September 30, 2026.
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

The Company recognizes the impact of an income tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Related interest and penalties are classified as income taxes in the financial statements.
Investments in Unconsolidated Entities
If an entity is not a VIE, the Company’s determination of the appropriate accounting method with respect to our investments in limited liability companies and other investments is based on voting control. For the Company’s managing member interests in limited liability companies, the Company is presumed to control (and therefore consolidate) the entity, unless the other limited partners have substantive rights that overcome this presumption of control. These substantive rights allow the limited partners to remove the general partner with or without cause or to participate in significant decisions made in the ordinary course of the entity’s business. The Company accounts for our non-controlling investments in these entities under the equity method. The Company’s investments in unconsolidated subsidiaries in which we can exercise significant influence over operating and financial policies, but do not control, or entities which are VIEs in which we are not the primary beneficiary are accounted for under the equity method. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the equity method investment’s earnings and distributions. The Company’s share of the earnings or loss from equity method investments is included in other loss, net on the accompanying condensed consolidated

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
statements of operations. The Company evaluates its investments in unconsolidated entities for impairment when events and circumstances indicate that the fair value of the entities might be less than the carrying value.
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
As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s investments in unconsolidated entities was $11.2 million and $11.6 million, net of $7.4 million and $6.9 million, respectively, of impairments primarily related to the winding down of Caliber Fixed Income Fund III (“CFIF III”) in 2024.
In certain situations, the Company has invested only a nominal amount of cash, or no cash at all, into a venture. As the manager of the venture, the Company is entitled to 15.0% – 35.0% of the residual cash flow produced by the venture after the payment of any priority returns. Under the equity method, impairment losses are recognized upon evidence of other-than-temporary losses of value. For the three and nine months ended September 30, 2026, the Company had impairment losses of $0.2 million and $0.5 million, respectively, related to its investments in unconsolidated entities. For the three and nine months ended September 30, 2025, the Company had impairment losses of $0.1 million and $2.4 million, respectively, related to its investments in unconsolidated entities.
Depreciation and Amortization Expense
Depreciation expense includes costs associated with building and building improvements, which are depreciated over the estimated useful life of the respective asset, generally 15 to 40 years. Depreciation expense also includes costs associated with the purchase of furniture and equipment and office leasehold improvements, which are recorded at cost. Furniture and equipment costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to seven years beginning in the first full month the asset is placed in service. Intangible lease assets are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.
For the three and nine months ended September 30, 2026, depreciation expense for the Company was $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2025, depreciation expense for the Company was $0.2 million and $0.5 million, respectively.
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
For the three and nine months ended September 30, 2026, the Company had no and immaterial impairment losses, respectively, related to its real estate and other long-lived assets.
Real Estate Assets Held for Sale
An asset or asset group is classified as held for sale when certain criteria are met including management’s approval for sale, the availability of the asset or asset group to be sold in its present condition, and the likelihood of the sale occurring within the next twelve months is probable. At such time, if the asset was being depreciated, depreciation is no longer recognized. Assets held for sale are recorded at the lower of their carrying value, or estimated net realizable value, less costs to sell. The estimates used in the determination of the net realizable value of real estate held for sale are based on known factors to the Company at the time such estimates are made and management’s expectations of future operations and economic conditions. Should the estimate or expectations used in determining net realizable value deteriorate in the future, the Company may be required to recognize impairment charges or write-offs related to these real estate assets held for sale. In the event an asset classified as held for sale no

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
longer meets the criteria for held for sale classification, the asset is reclassified as held for use at the lower of the fair value or the depreciated basis as if the asset had continued to be used.

As of September 30, 2026, the Company had $1.7 million of assets classified as held for sale, which included one land parcel. As of December 31, 2025, the Company had no assets classified as held for sale.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The table below details the activity in the allowance for doubtful accounts and allowance of credit losses during the three and nine months ended September 30, 2026 and 2025 (in thousands):

Balances as of December 31, 2025	$4,980
Provision	328
Recoveries	(20)
Net charge-offs	(1,057)
Balances as of March 31, 2026	4,231
Provision	1,053
Recoveries	(51)
Balances as of June 30, 2026	5,233
Provision	260
Recoveries	(68)
Balances as of September 30, 2026	$5,425

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balances as of December 31, 2024	$4,014
Provision	236
Balances as of March 31, 2025	4,250
Provision	150
Recoveries	(5)
Balances as of June 30, 2025	4,395
Provision	225
Recoveries	(2)
Balances as of September 30, 2025	$4,618

Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases. The Company did not have any sales-type or direct financing leases as of September 30, 2026 and December 31, 2025. For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There were no asset acquisitions or dispositions by the Company or the consolidated funds during the nine months ended September 30, 2026 and 2025.
Intangible Assets, Net
The consolidated funds’ intangible assets consist of lease rights to 100 acres of land located within the Salt River Pima Maricopa Indian Community, comprising seven parcels. The lease rights were acquired in October 2022 for $48.7 million and are being amortized on a straight-line basis over the remaining lease term at acquisition of 66 years. For the three and nine months ended September 30, 2026, amortization related to intangible leases of the consolidated funds was $0.2 million and $0.5 million, respectively. The consolidated funds did not have any amortization related to intangible leases during the three and nine months ended September 30, 2025.
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
Depreciation for all tangible real estate assets is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of our building and building improvements are generally 15 to 40 years. The estimated useful lives of the consolidated funds’ furniture, fixtures and equipment are generally three to seven years beginning in the first full month the asset is placed in service.

For the three and nine months ended September 30, 2026, depreciation expense of the consolidated funds was $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2025, depreciation expense of the consolidated funds was $0.1 million and $1.5 million, respectively.
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
For the three and nine months ended September 30, 2026 and 2025, the consolidated funds did not record an impairment loss related to its real estate and other long-lived assets.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Consolidated funds – other revenue
Consolidated funds – other revenue includes rental revenue of $1.0 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential and commercial properties of the consolidated funds.
In accordance with ASC 842, Leases (“ASC 842”), at the inception of a new lease arrangement, including new leases that arise from amendments, the consolidated funds assess the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the consolidated funds obtain a guarantee for the value of the asset from a third party, the consolidated funds classify the lease as a direct financing lease. All other leases are classified as operating leases. The consolidated funds did not have any sales-type or direct financing leases as of September 30, 2026. For operating leases with minimum scheduled rent increases, the consolidated funds recognize rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The consolidated funds identified two separate lease components as follows: i) land lease component, and ii) single property lease component comprised of building, land improvements and tenant improvements. The consolidated funds’ leases also contain provisions for tenants to reimburse the consolidated funds for maintenance and other property operating expenses, which are considered to be non-lease components. The consolidated funds elected the practical expedient to combine lease and non-lease components and the non-lease components will be included with the single property lease component as the predominant component.
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
Fair Value of Financial Instruments
The fair value of financial instruments is disclosed in accordance with ASC 825, Financial Instruments. The fair value of the consolidated funds’ financial instruments is estimated using available market information and established valuation methodologies. The estimates of fair value are not necessarily indicative of the amounts the consolidated funds could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments to various topics in the Accounting Standards Codification to clarify or correct existing guidance. The amendments address areas including earnings per share, lease receivables, and accounting for certain financial instruments. The amendments in ASU 2025-12 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this standard but does not expect adoption to have a material effect on its condensed consolidated financial statements.
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
During the nine months ended September 30, 2026, the Company consolidated Commons Fundco, LLC (“Commons”), a VIE which refinanced a loan secured by a residential property it owns. With the refinancing of this loan, the Company was determined to be the primary beneficiary as the Company has the power to direct the activities of Commons and the obligation to absorb its losses through its guarantee of its indebtedness, which is significant to the fund. No VIEs were consolidated during the nine months ended September 30, 2025. The consolidation of Commons consisted of the following, excluding intercompany eliminations at the time of consolidation (in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026
Assets
Cash	$247
Restricted cash	800
Real estate investments, net	40,358
Notes receivable - related parties	5,055
Due from related parties	995
Prepaid and other assets	91
Total assets	$47,546

Liabilities
Notes payable, net	$32,923
Accounts payable and accrued expenses	538
Due to related parties	415
Other liabilities	90
Total liabilities	33,966

Members’ equity	13,580
Total liabilities and members’ equity	$47,546
During 2025, the Company deconsolidated DoubleTree by Hilton Tucson Convention Center (TCC), and the Company’s investment in these assets is no longer eliminated and is included in investments in unconsolidated entities on the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

See Note 12 – Commitments and Contingencies for information related to the commitments and contingencies of these VIEs.
Note 4 – Digital Assets
The Company accounts for its digital assets, which are comprised of LINK tokens and one Ethereum (“ETH”) token, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. The Company’s digital assets are initially recorded at cost and then subsequently measured at fair value as of the end of each reporting period. The Company determines the fair value of its LINK holdings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for LINK (Level 1 inputs). Changes in fair value are recognized as incurred in change in fair value of digital assets within the accompanying condensed consolidated statements of operations.

At September 30, 2026, the Company held 229,203 LINK tokens and one Ethereum token, with an aggregate cost basis of $4.9 million and an aggregate fair value of $3.3 million. The fair value per token of LINK and ETH was $14.35 and $2,684.44, respectively. At December 31, 2025, the Company held 562,535 LINK tokens with an aggregate cost basis of $12.6 million and a fair value of $6.8 million, or $12.18 per token.

During the three months ended September 30, 2026, the Company did not purchase any LINK or ETH tokens. During the nine months ended September 30, 2026, the Company purchased 100 LINK tokens for aggregate consideration of $1.1 thousand, and one ETH token for $3.0 thousand. During both the three and nine months ended September 30, 2025, the Company purchased 467,632 LINK tokens for consideration of $10.6 million. The Company did not purchase any ETH tokens during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2026, the Company did not sell any LINK or ETH tokens. During the nine months ended September 30, 2026, the Company sold 333,432 LINK tokens as part of its digital asset treasury management activities, generating proceeds of $3.0 million. The Company redeployed the proceeds to support project-level real estate Platform financings. In connection with these sales, the Company recognized a realized loss of $4.7 million, measured against cost basis, during the nine months ended September 30, 2026. The Company did not sell any of its LINK holdings during the three and nine months ended September 30, 2025.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2026, the Company recognized unrealized gains on digital assets of $1.6 million and during the nine months ended September 30, 2026, the Company recognized realized and unrealized losses of $0.1 million and $0.5 million, respectively, included in change in fair value of digital assets on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized $0.7 million in unrealized losses. Realized and unrealized gains and losses on digital assets are included in change in fair value of digital assets in the condensed consolidated statements of operations.

The following table summarizes the Company’s combined realized and unrealized gains and losses on digital assets calculated consistent with ASU 2023-08 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in fair value of digital assets	$1,643	$(677)	$(577)	$(677)

LINK and ETH are digital assets, which are a novel asset class subject to significant legal, commercial, regulatory and technical uncertainty. The Company’s LINK and ETH holdings do not currently generate cash flow and incur custodial fees and other costs. Additionally, the price of LINK and ETH has historically been highly volatile. A significant decline in the market price of LINK could materially and adversely affect the Company’s financial condition and results of operations.
Note 5 – Prepaid and Other Assets
Prepaid and Other Assets of the Company
Prepaid and other assets of the Company consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Pursuit costs (1)	$634	$714
Prepaid expenses	508	771
Accounts receivable, net	125	116
Deposits	3	46
Finance lease - right of use assets	50	26
Other assets	607	695
Total prepaid and other assets	$1,927	$2,368

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Prepaid and Other Assets of the Consolidated Funds
Prepaid and other assets of the consolidated funds consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$111	$35
Deposits	31	5
Accounts receivable, net	42	2
Other assets (1)	311	225
Total prepaid and other assets	$495	$267

(1)	Other assets primarily consist of accrued straight-line rental receivables related the consolidated funds’ leases with third-party tenants at its properties.
Note 6 – Notes Payable
Notes Payable of the Company
Notes payable consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

Notes Payable	September 30, 2026	December 31, 2025	Weighted Average Interest Rate (1)	Maturity Date (1)
Corporate notes	$25,203	$28,698	10.39%	January 2024 - August 2031
Convertible corporate notes	365	910	8.25%	April 2024 - May 2025
Real estate loans	16,567	16,893	4.97%	February 2027 - November 2029
Other loans	284	445	8.16%	March 2027 - June 2027
Total notes payable	42,419	46,946
Deferred financing costs, net	(133)	(185)
Discount on corporate note	(227)	(414)
Total notes payable, net	$42,059	$46,347
__________________________________
(1) As of September 30, 2026.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements.
Gateway II HoldCo, LLC
In January 2023, the Company assumed a loan which is secured by the Company’s headquarters office building. The terms of the note require monthly principal and interest payments, with a balloon payment due at maturity. The loan has a fixed interest rate of 4.30% in effect through the maturity date in November 2029. The terms of the loan do not allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date. The terms of the loan agreement include covenant clauses, which require certain key financial ratios and liquidity be met. As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the loan was $15.4 million and $15.6 million, respectively. Upon assumption of the loan, the Company is required to abide by a clause in the agreement requiring the Company to transfer funds to a cash management account. As of September 30, 2026 and December 31, 2025, the Company is not aware of any non-compliance matters relating to its debt covenants.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Saddleback Ranch, LLC
In February 2025, the Company entered into a $1.2 million financing agreement which is secured by a deed of trust for the land owned by Saddleback Ranch, LLC. The financing agreement has a fixed interest rate of 10.00% through February 2026, then a fixed rate of 14.00% until maturity in February 2027. The financing agreement requires an interest only payment in February 2026, with all accrued interest added to the outstanding balance monthly. Beginning in February 2026, interest only payments are due quarterly, with the final interest and principal amount due upon maturity. The terms of the financing agreement do not allow the repayment of the outstanding balance in part prior to maturity, but do allow for the entire outstanding balance to be repaid at any time before the maturity date. As of September 30, 2026, the outstanding principal balance of the loan was $1.2 million.
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
As of September 30, 2026, the Company had 145 corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 6.00% to 12.00%, with a weighted average interest rate of 10.36%, and maturity dates ranging from January 2024 to August 2031. At September 30, 2026, the corporate notes outstanding had an aggregate principal balance of $25.6 million, of which $18.6 million of the corporate notes have matured or will mature within the 12-month period subsequent to November 13, 2026. Certain notes are past maturity and technically in default; however, the loan agreements do not provide creditors with rights or claims against the Company’s assets, nor would a default trigger liquidation of the Company. Management believes it will be able to negotiate waivers of default, including extensions of maturity dates or repayment schedules.
As of December 31, 2025, there were 178 individual corporate notes outstanding, with an average outstanding principal balance of $0.2 million, interest rates ranging from 8.25% to 12.00%, with a weighted average interest rate of 11.14%, and maturity dates ranging from January 2024 to March 2028.
The Company has issued corporate notes, generally convertible at $151.40 per common share, except for a secured promissory note issued to Mast Hill (the “Mast Hill Note”) in March 2025, which was convertible at $8.25 per common share, and was repaid in September 2025. Holders may convert all or part of their note principal balance at any time. As of September 30, 2026 and December 31, 2025, convertible corporate notes totaled $0.4 million and $0.9 million, respectively. During the nine months ended September 30, 2026, $4.0 million of debt was converted into common and preferred stock.
Other Loans
The Company executed insurance premium financing agreements pursuant to which the Company financed certain annual insurance premiums with an aggregate outstanding balance of $0.3 million at September 30, 2026, primarily consisting of premiums for directors' and officers' insurance. The insurance premiums financing agreements have a weighted average interest rate of 8.16% and mature from March 2027 through June 2027.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future Minimum Payments
The following table summarizes the scheduled principal repayments of the Company’s indebtedness as of September 30, 2026 (in thousands):

Year	Amount
October 1, 2026 - December 31, 2026	$18,945
2027	2,843
2028	3,047
2029	14,692
2030	—
Thereafter	2,892
Total	$42,419
Deferred Financing Costs
Amortization of deferred financing costs for the Company was $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively. Amortization of deferred financing costs for the Company was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. There were no deferred financing cost write-offs during each of the three and nine months ended September 30, 2026 and 2025.

Notes Payable of the Consolidated Funds
Notes payable of the consolidated funds consisted of the following as of September 30, 2026 and December 31, 2025, respectively (in thousands):

Notes Payable	September 30, 2026	December 31, 2025	Interest Rate (1)	Maturity date (1)
Real Estate Loans
Commons Fundco, LLC	$31,621	$—	7.32%	September 2028
Riverwalk (2)	14,750	14,750	7.94%	September 2027
Southpointe Fundco, LLC	1,050	1,050	11.99%	March 2027
West Frontier Holdco, LLC	5,009	5,055	6.35%	February 2038
Total Real Estate Loans	52,430	20,855
Member notes	12,924	12,924	10.00%	September 2024 - September 2026
Total notes payable	65,354	33,779
Deferred financing costs, net	(1,291)	(174)
Real estate loan premium	2,110	—
Total notes payable, net	$66,173	$33,605
__________________________________
(1) As of September 30, 2026.
(2)     Includes Riverwalk 1 HoldCo, LLC, Riverwalk 2 HoldCo, LLC, Riverwalk 3 HoldCo, LLC, Riverwalk 4 HoldCo, LLC, Riverwalk 5 HoldCo, LLC, Riverwalk 6 HoldCo, LLC, and Riverwalk 7 HoldCo, LLC.
Real Estate Loans
The terms of the loan agreements described below include, among other things, certain financial covenants, as defined in the respective loan agreements, including key financial ratios and liquidity requirements. Unless otherwise noted below, the consolidated funds were in compliance with the required financial covenants as of September 30, 2026.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Commons Fundco, LLC

In March 2026, the consolidated fund entered into a modification of its existing mortgage loan secured by the 2nd Avenue Commons property. The loan had an outstanding principal balance of $34.4 million at the time of modification. The maturity date was extended to September 1, 2028, with one additional one-year extension option subject to certain performance conditions. In connection with the modification, the Company made a $2.8 million principal paydown, and the lender forgave $2.7 million of previously accrued default interest. The modification was not accounted for as a debt extinguishment and is treated as a continuation of the original loan. Accordingly, the carrying amount of the loan was adjusted to reflect the terms of the modification. The Company accounts for forgiven default interest as a loan modification premium, which is included in “Real estate loan premium” in the accompanying table and is amortized as a reduction of interest expense over the remaining life of the loan using the effective interest method.

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

The agreement is subject to cash management provisions that may be triggered if certain performance thresholds are not met and is guaranteed by the Company.

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
Southpointe Fundco, LLC
In June 2022, the consolidated fund entered into a loan agreement which is secured by a deed of trust and assignment of rents of a residential development property in Phoenix, Arizona. The loan initially had a fixed rate per annum equal to 9.99%. In May 2023, an extension agreement was executed with the lender, extending the maturity date to December 2023. In November 2023, an extension agreement was executed with the lender, extending the maturity date to March 2024 and amending the interest to a fixed rate of 11.99%. In February 2024, August 2024, March 2025, September 2025, March 2026, and September 2026 extension agreements were executed with the lender, extending the maturity date to September 2024, March 2025, September 2025, March 2026, September 2026, and March 2027, respectively. The terms of the loan allow the prepayment of the outstanding balance in part or in whole at any time prior to the maturity date with no prepayment penalty. The loan is guaranteed by an individual who is an affiliate of the Company.
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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Member Notes
During 2022 and 2023, Riverwalk issued unsecured promissory notes to individual investors bearing interest at 10.0%. The notes have maturity dates ranging from September 2024 through September 2026 and require quarterly interest-only payments. The notes may be prepaid, in whole or in part, at any time prior to maturity without penalty. As of September 30, 2026, the outstanding principal balance of $7.3 million had matured and remained unpaid. The Company is actively working with note holders to satisfy these obligations, and no formal notices of default have been received. The notes continue to accrue interest at the stated rate of 10.0%. Accrued interest related to these notes in aggregate totaled $1.3 million as of September 30, 2026.

During 2022 and 2023, Southpointe Fundco, LLC issued unsecured promissory notes to individual investors bearing interest at 10.0%. The notes matured in December 2025 and required quarterly interest-only payments. As of September 30, 2026, the outstanding principal balance of $5.6 million had matured and remained unpaid. The Company is actively working with note holders to satisfy these obligations, and no formal notices of default have been received. The notes continue to accrue interest at the stated rate of 10.0%. Accrued interest related to these notes in aggregate totaled $0.9 million as of September 30, 2026.
Future Debt Maturities
As of September 30, 2026, the future aggregate principal repayments due on the consolidated funds’ notes payable are as follows (in thousands):

Year	Amount
October 1, 2026 - December 31, 2026	$16,938
2027	11,866
2028	31,690
2029	74
2030	79
Thereafter	4,707
Total	$65,354
Note 7 – Related Party Transactions
Related Party Transactions of the Company
Platform Revenues
The table below shows the total revenues earned for providing services under Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fund management fees	$2,528	$2,764	$7,541	$7,881
Financing fees	48	197	737	301
Development and construction fees	609	427	1,356	1,859
Brokerage fees	90	98	510	387
Total asset management	3,275	3,486	10,144	10,428
Performance allocations	—	2	(49)	25
Total related party Platform revenue	$3,275	$3,488	$10,095	$10,453
As of September 30, 2026 and December 31, 2025, amounts due to the Company from related parties for services performed under the Platform was $9.9 million and $9.2 million, respectively, net of allowance for doubtful accounts of $3.7 million and $3.2 million, respectively, which is included in due from related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes Receivable
The Company entered into unsecured promissory notes with related parties. No payments are required prior to the maturity of the notes. The notes may be prepaid in whole, or in part, without penalty.
The following table summarizes the notes receivable – related parties of the Company as of September 30, 2026 and December 31, 2025 (in thousands):

Notes Receivable - Related Parties	September 30, 2026	December 31, 2025	Interest Rate (1)	Maturity Date (1)
Encore Caliber Holdings, LLC	$—	$155	12.00%	March 2027
Caliber Hospitality LP	3,165	4,375	12.00%	April 2027
DFW Behavioral Health LLC	297	165	12.00%	November 2026
West Ridge MezzCo, LLC	560	422	12.00%	December 2026
Ridge II MezzCo, LLC	360	238	12.00%	May 2027
Caliber Fixed Income Fund III, LP	300	532	12.00%	July 2027
Caliber Hospitality JV, LLC	2,527	376	12.00%	September 2027
Caliber Tax Advantaged Opportunity Zone Fund, LP	—	157	12.00%	September 2027
J-25 Land Holdings, LLC	2,466	672	12.00%	September 2027
Elliot 10 MezzCo, LLC	570	219	12.00%	July 2027
Caliber Core+ Growth & Income Fund REIT, LLC	247	37	12.00%	October 2027
Total Notes Receivable - Related Parties	$10,492	$7,348
__________________________________
(1) As of September 30, 2026.

During the three and nine months ended September 30, 2026, the Company earned $0.2 million and $0.8 million, respectively, of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company earned an immaterial amount of interest in connection with the notes, which is included in interest income on the accompanying condensed consolidated statements of operations. Interest that accrues on certain related party notes receivable can be added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. There was $0.4 million and $0.2 million of interest due to the Company as of September 30, 2026 and December 31, 2025, respectively.
The September 30, 2026 and December 31, 2025 notes receivable - related parties balance above is net of a $1.0 million and $1.0 million, respectively, allowance for doubtful accounts.
Other
In the normal course of business, the Company has various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid for by the Company on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. At September 30, 2026 and December 31, 2025, other amounts due from related parties was $0.3 million and $0.7 million, respectively, net of allowance for doubtful accounts at September 30, 2026 and December 31, 2025 of $0.7 million and $0.8 million, respectively, and are included in due from related parties on the accompanying condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, other amounts due to related parties from the Company were $0.1 million and $0.2 million, respectively, which are included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Related Party Transactions of the Consolidated Funds
Notes Receivable
The consolidated funds entered into unsecured promissory notes with related parties. The notes may be repaid in whole, or in part, without penalty. The notes receivable – related parties consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

Notes Receivable - Related Parties	September 30, 2026	December 31, 2025	Interest Rate(1)	Maturity Date(1)
Caliber Hospitality, LP (2)	$2,758	$—	12.00%	June 2027
Elliot & 51st Street, LLC	936	936	12.00%	April 2027
Caliber Hospitality, LP	2,297	—	12.00%	December 2027
Total Notes Receivable - Related Parties	$5,991	$936
__________________________________
(1) As of September 30, 2026.
(2) During the nine months ended September 30, 2026, the Company consolidated Commons Fundco, LLC (as discussed in Note 3 – VIEs), which is the lender of a promissory note with Caliber Hospitality, LP.
During the three and nine months ended September 30, 2026 and 2025, the consolidated fund did not earn interest in connection with the notes. Interest that accrues on certain related party notes receivable, in which the consolidated fund and respective borrower mutually agreed, is added to the principal outstanding balance, due at the respective loan maturity date and incurs interest at the respective interest rate. Interest due to the consolidated funds was $1.4 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively, which is included in due from related parties on the accompanying condensed consolidated balance sheets.
Notes Payable
At September 30, 2026 and December 31, 2025, the consolidated funds had a note payable outstanding to CFIF III of $2.6 million and $2.3 million, respectively. The note matured in September 2025 and remains in default as of September 30, 2026. Interest continues to accrue at a fixed rate of 13.00% per annum and is capitalized to the principal balance on a monthly basis.
During the three and nine months ended September 30, 2026, the consolidated funds incurred $0.1 million and $0.2 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the consolidated funds incurred $0.1 million and $0.2 million, respectively, of interest expense in connection with the notes payable – related parties, which is included in consolidated funds - hospitality expenses and consolidated funds - other expenses on the accompanying condensed consolidated statements of operations. No interest was payable as of September 30, 2026 and December 31, 2025.
Other
In the normal course of business, the consolidated funds have various amounts due from and/or due to related parties, including affiliate entities and individuals, for various expenses paid by the funds on their behalf and other charges. These amounts are generally unsecured, interest-free, and due on demand. At both September 30, 2026 and December 31, 2025, there were an immaterial amount of other amounts due from related parties, which is included in due from related parties on the accompanying condensed consolidated balance sheets. At both September 30, 2026 and December 31, 2025, there was $0.9 million of other amounts due to related parties, which is included in due to related parties on the accompanying condensed consolidated balance sheets.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Leases
Lessor - Company
Rental revenue of the Company includes the revenue generated by the rental operations of one commercial office property. As of September 30, 2026, the leases have non-cancelable remaining lease terms from 0.4 years to 9.9 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of September 30, 2026, the Company does not have any material related party leases as a lessor. The components of rental revenue of the Company for the three and nine months ended September 30, 2026 and 2025, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed	$474	$421	$1,410	$1,075
Variable	35	56	108	169
Total	$509	$477	$1,518	$1,244
Future minimum lease payments due to the Company under non-cancellable operating leases over the next five years and thereafter as of September 30, 2026, are as follows (in thousands):

Year	Amount
October 1, 2026 - December 31, 2026	$496
2027	1,394
2028	881
2029	787
2030	704
Thereafter	2,832
Total	$7,094
Lessor - Consolidated Funds
Rental revenue of the consolidated funds includes the revenues generated primarily by the rental operations of two multi-family residential properties and two commercial properties. As of September 30, 2026, the leases have non-cancelable remaining lease terms from 0.1 years to 30.1 years. Certain leases contain options to extend the term of the lease and impose financial penalties, including paying all future payments required under the remaining term of the lease, if the tenant terminates the lease. The leases do not contain any lessee purchase options. As of September 30, 2026, the consolidated funds do not have any material related party leases as a lessor. The components of rental revenue of the consolidated funds for the three and nine months ended September 30, 2026 and 2025, are presented in the table below (in thousands). Variable rental revenue is primarily costs reimbursed related to common area maintenance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed	$1,055	$185	$2,735	$532
Variable	(17)	(37)	(36)	(77)
Total	$1,038	$148	$2,699	$455

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments due to the consolidated funds under non-cancellable operating leases over the next five years and thereafter as of September 30, 2026, are as follows (in thousands):

Year	Amount
October 1, 2026 - December 31, 2026	$840
2027	1,932
2028	829
2029	819
2030	819
Thereafter	7,938
Total	$13,177
Note 9 – Other Liabilities
Other Liabilities of the Company
Other liabilities of the Company consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Deferred income taxes, net	$3,939	$—
Deposits (1)	174	205
Tenant improvement allowance	138	145
Deferred revenue	250	372
Other	84	48
Total other liabilities	$4,585	$770
_________________________________
(1) Includes tenant security deposits.
Other Liabilities of the Consolidated Funds
Other liabilities of the consolidated funds consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Deposits (1)	$110	$34
Other	42	65
Total other liabilities	$152	$99
_________________________________
(1) Includes tenant security deposits.
Note 10 – Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2026 were (149.4)% and (28.0)%, respectively. During the third quarter of 2026, the Company finalized its prior federal income tax return. The Company’s prior year federal income tax return reported an increased net operating loss due to increased deductible losses from passthrough investments. Given the increased net operating loss carryforward balance and its reliance on the reversal of deferred tax liabilities to support realization, the Company refined its deferred scheduling and recorded a valuation allowance in excess of its net deferred tax asset before valuation allowance considerations.
The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2025, respectively. The primary driver of the variance from the federal statutory tax rate for both reporting periods was valuation allowance activity.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Supplemental Cash Flow Disclosures
Supplemental cash flow information consisted of the following for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest, none of which was capitalized for the nine months ended September 30, 2026 and 2025	$2,970	$4,472
Non-cash bonus settlement via employee accounts receivable offset	$—	$33
Supplemental Disclosure of Cash Flow Information of Consolidated Funds
Cash paid for interest, net of capitalized interest of $1 for each of the nine months ended September 30, 2026 and 2025, respectively	$2,335	$954

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Real estate investments moved to held for sale	$1,709	$—
Accounts receivable - related party eliminated in consolidation of VIEs	$234	$—
Increase in investments in unconsolidated entities due to deconsolidation of VIEs	$—	$333
Cost of real estate investments included in accounts payable	$60	$286
Investments in unconsolidated entities for investor buy-out	$—	$643
Corporate note rollovers	$—	$4,760
Non-cash issuance of redeemable preferred stock, net of issuance costs	$856	$—
Conversion of corporate note to common stock	$1,922	$—
Conversion of corporate note to preferred stock, including warrants	$2,118	$350
Corporate note increase due to rollovers, net of discounts	$—	$215
Non-cash issuance of convertible note and related common stock	$—	$163
Issuance of warrants related to common stock	$—	$150
Supplemental Disclosures of Non-Cash Investing and Financing Activities of Consolidated Funds
Decrease in notes receivable - related party due to payment of accounts payable	$—	$3
Cost of real estate investments included in accounts payable	$15	$—
Consolidation of VIEs
Real estate investments, net	$40,498	$—
Notes receivable - related parties	$5,055	$—
Accounts receivable, net	$20	$—
Due from related parties	$995	$—
Prepaid and other assets	$70	$—
Notes payable, net	$33,000	$—
Accounts payable and accrued expenses	$538	$—
Due to related parties	$7	$—
Other liabilities	$89	$—
Noncontrolling interests	$12,666	$—

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2026	2025

Deconsolidation of VIEs
Real estate investments, net	$—	$33,319
Accounts receivable, net	$—	$159
Notes receivable - related parties	$—	$5,450
Prepaid and other assets	$—	$376
Due from related parties	$—	$447
Notes payable, net	$—	$22,033
Accounts payable and accrued expenses	$—	$1,070
Other liabilities	$—	$381
Noncontrolling interests	$—	$15,805
Note 12 – Commitments and Contingencies
Commitments and Contingencies of the Company
Events of Default on Guaranteed Debt
The Company has guaranteed certain indebtedness of an investment fund it manages. As of September 30, 2026, the fund was in default under the terms of the underlying debt agreement due to (i) failure to maintain required debt service coverage ratio covenants and (ii) failure to satisfy certain financial reporting requirements. The loan remains current with respect to scheduled debt service payments. These defaults constitute Events of Default under the applicable loan documents and entitle the lender to exercise remedies including acceleration of the debt and enforcement of the related guarantee. The lender has not accelerated the debt or requested repayment from the Company under the guarantee; however, the lender has reserved all rights and remedies available under the loan documents, including the right to exercise such remedies at any time without further notice.
Management believes the fund will generate sufficient liquidity to satisfy the obligation and has concluded that the likelihood of payment by the Company under the guarantee is remote. Accordingly, no liability has been recorded related to this guarantee as of September 30, 2026.
The Company’s maximum potential exposure under the guarantee was $3.6 million as of September 30, 2026.
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
Caliber Tax Advantaged Opportunity Zone Fund, LP
Caliber O-Zone Fund Manager, LLC (the “CTAF Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund, LP (“CTAF”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF limited partners does not equal or exceed an amount equal to a 6% IRR for the limited partners, the CTAF Fund Manager shall immediately contribute to CTAF funds in order to meet this minimum requirement for payment to the CTAF limited partners. As of September 30, 2026 and December 31, 2025, the Company estimated the fair value of CTAF was less than the 6% IRR for the limited partners.

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Caliber Tax Advantaged Opportunity Zone Fund II LLC
Caliber O-Zone Fund II Manager, LLC (the “CTAF II Fund Manager”) is a wholly-owned subsidiary of the Company and general partner and manager of Caliber Tax Advantaged Opportunity Zone Fund II LLC (“CTAF II”). In the event of a dissolution, winding-up, or termination, if the aggregate amount received by the CTAF II investor members does not equal or exceed an amount equal to a 6% IRR for the investor members, the CTAF II Fund Manager shall immediately contribute to CTAF II funds in order to meet this minimum requirement for payment to the CTAF II investor members. As of September 30, 2026 and December 31, 2025, the Company estimated the fair value of CTAF II was less than the 6% IRR for the investor members.
Commitments and Contingencies of the Consolidated Funds
Franchise Agreements
During the three and nine months ended September 30, 2026, the consolidated funds were not party to any franchise agreements; therefore, the consolidated funds did not recognize any franchise fees during this period. During the three and nine months ended September 30, 2025, the consolidated funds were parties to franchise agreements where the fund is required to pay monthly fees, generally consisting of royalty, program, and food and beverage fees. During the three months ended September 30, 2025, the consolidated funds did not recognize any franchise fees. During the nine months ended September 30, 2025, the consolidated funds recognized total franchise fees of $0.4 million.
Note 13 – Net Loss Per Share
Basic earnings per common share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting of restricted stock units (“RSUs”), stock options and warrants using the treasury stock method, and convertible debt and preferred stock using the if-converted method.
The Company considered the two-class method in calculating the basic and diluted earnings per share; however, it was determined there was no impact to the calculation of basic and diluted net loss per share attributable to common shareholders as Class A and Class B common stock share in the same earnings and profits; thus, having no impact on the calculation. On May 15, 2026, all 370,822 shares of Class B Common Stock issued and outstanding automatically converted, on a one-for-one basis, into an equivalent number of shares of Class A Common Stock.
All share and per-share amounts presented in the earnings per share and antidilutive share calculations have been retroactively adjusted to reflect the Company's May 2025 reverse stock split.
The Company has calculated the basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to CaliberCos Inc.	$(5,030)	$(4,371)	$(12,007)	$(14,077)
Preferred stock dividends	(47)	61	(325)	72
Convertible debt interest	—	—	—	—
Net loss attributable to common shareholders of CaliberCos Inc.	$(5,077)	$(4,310)	$(12,332)	$(14,005)
Denominator:
Weighted average shares outstanding - basic and diluted	10,283	2,615	8,712	1,685

Basic and diluted net loss per share attributable to common shareholders	$(0.49)	$(1.65)	$(1.42)	$(8.31)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Antidilutive shares consisted of unvested RSUs, shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of preferred stock and convertible debt. The following table summarizes the potential common shares excluded from the computation of diluted earnings per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025, as their inclusion would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Additional common shares, upon vesting of unvested restricted stock units (1)	612	227	612	227
Additional common shares, if stock options were exercised	—	125	36	127
Additional common shares, if warrants were exercised	129	129	129	129
Additional common shares, if preferred shares were converted	18,458	837	10,323	289
Additional common shares, if convertible debt were converted	3	15	4	15
	19,202	1,333	11,104	787
(1) Unvested RSUs outstanding at the end of the period.
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the Company’s variable rate and short-term debt as of September 30, 2026 and December 31, 2025, approximated fair value. The fair value of the Company’s fixed rate debt was measured with Level 2 inputs. The estimated fair value of the Company’s instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	September 30, 2026		December 31, 2025
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Saddleback Ranch, LLC	$1,150	$1,201	$1,250	$1,054
Gateway II Holdco, LLC	$15,417	$13,371	$15,643	$13,174
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
Financial instruments that approximate fair value due to the short-term nature of the instruments consist of cash, restricted cash, accounts receivable, and accounts payable. The fair values of debt have been estimated based on current rates available for similar instruments with similar terms, maturities, and collateral. The carrying values of the consolidated funds’ variable rate and short-term debt as of September 30, 2026 and December 31, 2025, approximated fair value. The fair value of the consolidated funds’

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fixed rate debt was measured with Level 2 inputs. The estimated fair values for the consolidated funds’ instruments below were determined by management based on a discounted future cash-flow model (in thousands):

	September 30, 2026		December 31, 2025
Note Payable	Carrying Value	Fair Value	Carrying Value	Fair Value
Southpointe Fundco, LLC	$1,050	$1,062	$1,050	$1,069
West Frontier Holdco, LLC	$5,009	$4,065	$5,055	$2,335
Note 15 – Common Stock and Preferred Stock

Common Stock

The Company's Third Amended and Restated Certificate of Incorporation, as amended, authorizes 500,000,000 shares of Class A common stock, par value $0.001 per share (“Class A Common Stock”), and 15,000,000 shares of Class B common stock, par value $0.001 per share (“Class B Common Stock” and, together with Class A Common Stock, “Common Stock”). Class A Common Stock and Class B Common Stock are identical in all respects, except that (i) each share of Class B Common Stock entitles its holder to ten votes and each share of Class A Common Stock entitles its holder to one vote on all matters submitted to a vote of the Company's stockholders, and (ii) Class B Common Stock automatically converts into Class A Common Stock, on a one-for-one basis, upon the earliest to occur of (a) a sale of all or substantially all of the Company's stock or assets, (b) the transfer of such shares other than to a permitted transferee, or (c) the date that is three years after the date the Company's Class A Common Stock first began trading on the Nasdaq Capital Market (May 17, 2023).

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

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Preferred Stock
	Series A		Series B		Series AAA		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2025	6	$—	16	$—	—	$—	22	$—
Conversions of preferred stock	—	—	(16)	—	2	—	(14)	—
Balances as of March 31, 2026	6	$—	—	$—	2	$—	8	$—
Issuance of preferred stock, net of issuance costs	—	—	—	—	2	—	2	—
Conversions of common stock	—	—	—	—	(2)	—	(2)	—
Balances as of June 30, 2026	6	$—	—	$—	2	$—	8	$—
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—
Balances as of September 30, 2026	6	$—	—	$—	2	$—	8	$—

	Preferred Stock
	Series A		Series B		Series AAA		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances as of December 31, 2024	5	$—	—	$—	—	$—	5	$—
Issuance of preferred stock	1	—	—	—	—	—	1	—
Balances as of March 31, 2025	6	$—	—	$—	—	$—	6	$—
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—
Balances as of June 30, 2025	6	$—	—	$—	—	$—	6	$—
Issuance of preferred stock, net of issuance costs	—	—	16	—	—	—	16	—
Balances as of September 30, 2025	6	$—	16	$—	—	$—	22	$—

Series A Convertible Preferred Stock

In November 2024, the Company entered into an offering agreement to issue up to 750,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”), par value $0.001 per share, and warrants to purchase its Class A Common Stock, for aggregate gross proceeds of up to $15.0 million.

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

At both September 30, 2026 and December 31, 2025, the Company had 5,875 of its Series A Preferred issued and outstanding, representing additional paid-in capital of $2.4 million.

Series AA Cumulative Redeemable Preferred Stock (Reg A+) - Liability Classified

The Company qualified its Series AA preferred stock offering under regulation A+, with the SEC in March 2025. The Company is authorized to issue up to 800,000 shares of the Series AA Cumulative Redeemable Preferred Stock (“Series AA Preferred”) for gross proceeds of $20.0 million. The Series AA Preferred shares have a stated value of $25 per share and a cumulative monthly cash dividend equal to 9.5% per annum. If the Company does not make a dividend payment within 30 days after an unpaid month, it goes into default. In the event of default, the cash dividend rate increases to 18.0% per annum until cured.

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
As of September 30, 2026 and December 31, 2025, the Company had 447,415 and 221,434 shares, respectively, of its Series AA Preferred issued and outstanding, representing funds raised of $10.5 million and $5.1 million, respectively, net of issuance costs.

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

As of September 30, 2026, the Company had 2,119 shares of Series AAA Preferred issued and outstanding, representing additional paid-in capital of $2.1 million.

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

The Series B Preferred does not have voting rights, except as required by law. In the event of liquidation, dissolution, or winding up of the Company, holders are entitled to receive distributions in preference to holders of common stock, but junior to Series A, Series AA, and Series AAA Preferred Stock. The Series B Preferred ranks pari passu with any preferred stock of substantially similar rights and preferences.
In March 2026, an institutional investor converted 15,868 shares of Series B Preferred into 63,472 shares of the Company’s Class A common stock. No shares of Series B Preferred were outstanding as of September 30, 2026.

Warrants

The Company issues warrants for the purchase of its Class A Common Stock, either as stand-alone transactions or combined with other debt and/or equity instruments. The warrants may be exercised up to the fifth anniversary of their origination date and transferred independently at any time. Using the Black-Scholes model, the Company estimates the relative fair value of warrants

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on the date of issuance. The relative fair value of warrants is included in paid-in capital on the accompanying condensed consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company had 129,040 warrants outstanding with a weighted-average exercise price of $16.49 per share and weighted-average remaining contractual terms of 3.3 and 4.1 years, respectively.
Note 16 – Segments
The Company operates through one operating segment, its asset management platform which it refers to simply as “Platform”. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, John C. Loeffler, II. The Company’s CODM assesses performance and allocates resources based on the results of Platform operations.
The Company’s CODM assesses revenue, operating costs and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Operating costs consist primarily of payroll related costs that are provided quarterly to the CODM. Platform payroll and payroll related costs were $2.9 million and $8.8 million for the three and nine months ended September 30, 2026, respectively, and $2.8 million and $9.6 million for the three and nine months ended September 30, 2025, respectively. Management concluded that the consolidated funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as the Company’s CODM does not review, nor is he provided with the operating results of these consolidated funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The consolidated funds are consolidated based on the requirement in ASC 810, Consolidation, as the Company was determined to be the primary beneficiary of each of these variable interest entities since the Company has the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
For the three months ended September 30, 2026 and 2025, total Platform revenues were $3.8 million and $3.5 million, respectively, representing a period-over-period increase of 9.3%. For the nine months ended September 30, 2026 and 2025, total Platform revenues were $11.6 million and $11.2 million, respectively, representing a period-over-period increase of 3.7%. The tables below compare the revenues earned for providing services under the Company’s Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three and nine months ended September 30, 2026, to the revenues earned for the same period in 2025 (in thousands).

	Three Months Ended September 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$3,078	$(550)	$2,528
Financing fees	64	(16)	48
Development and construction fees	609	—	609
Brokerage fees	91	(1)	90
Total asset management	3,842	(567)	3,275
Performance allocations	—	—	—
Total Platform revenue	$3,842	$(567)	$3,275

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$9,000	$(1,459)	$7,541
Financing fees	786	(49)	737
Development and construction fees	1,358	(2)	1,356
Brokerage fees	510	—	510
Total asset management	11,654	(1,510)	10,144
Performance allocations	(49)	—	(49)
Total Platform revenue	$11,605	$(1,510)	$10,095

	Three Months Ended September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$2,782	$(18)	$2,764
Financing fees	207	(10)	197
Development and construction fees	427	—	427
Brokerage fees	98	—	98
Total asset management	3,514	(28)	3,486
Performance allocations	2	—	2
Total Platform revenue	$3,516	$(28)	$3,488

	Nine Months Ended September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Fund management fees	$8,265	$(384)	$7,881
Financing fees	573	(272)	301
Development and construction fees	1,934	(75)	1,859
Brokerage fees	387	—	387
Total asset management	11,159	(731)	10,428
Performance allocations	32	(7)	25
Total Platform revenue	$11,191	$(738)	$10,453
The following tables present a reconciliation of Platform revenues, expenses and net loss to the most comparable U.S. GAAP measure for the three and nine months ended September 30, 2026 and 2025 (in thousands):

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2026
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$3,842	$(567)	$3,275
Performance allocations	—	—	—
Consolidated funds – other revenues	—	1,040	1,040
Total revenues	3,842	473	4,315

Expenses
Operating costs	776	(174)	602
Payroll and payroll related costs	2,937	—	2,937
General and administrative	1,105	30	1,135
Marketing and advertising	62	—	62
Depreciation and amortization	176	(7)	169
Consolidated funds – other expenses	—	2,683	2,683
Total expenses	5,056	2,532	7,588

Other income (loss), net	282	(181)	101
Change in fair value of digital assets	1,643	—	1,643
Interest income	254	—	254
Interest expense	(1,363)	—	(1,363)
Net loss before income taxes	(398)	(2,240)	(2,638)
Provision for income taxes	(3,941)	—	(3,941)
Net loss	(4,339)	(2,240)	(6,579)
Net income (loss) attributable to noncontrolling interests	—	(1,549)	(1,549)
Net (loss) income attributable to CaliberCos Inc.	$(4,339)	$(691)	$(5,030)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2026
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$11,654	$(1,510)	$10,144
Performance allocations	(49)	—	(49)
Consolidated funds – other revenues	—	2,708	2,708
Total revenues	11,605	1,198	12,803

Expenses
Operating costs	2,869	(544)	2,325
Payroll and payroll related costs	8,843	—	8,843
General and administrative	3,770	10	3,780
Marketing and advertising	385	—	385
Depreciation and amortization	534	(21)	513
Consolidated funds – other expenses	—	7,126	7,126
Total expenses	16,401	6,571	22,972

Other income (loss), net	475	(544)	(69)
Change in fair value of digital assets	(577)	—	(577)
Interest income	797	—	797
Interest expense	(4,063)	—	(4,063)
Net loss before income taxes	(8,164)	(5,917)	(14,081)
Provision for income taxes	(3,941)	—	(3,941)
Net loss	(12,105)	(5,917)	(18,022)
Net income (loss) attributable to noncontrolling interests	—	(6,015)	(6,015)
Net (loss) income attributable to CaliberCos Inc.	$(12,105)	$98	$(12,007)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,514	$(28)	$3,486
Performance allocations	2	—	2
Consolidated funds – other revenue	—	148	148
Total revenues	3,516	120	3,636

Expenses
Operating costs	605	(157)	448
Payroll and payroll related costs	2,803	—	2,803
General and administrative	1,481	(10)	1,471
Marketing and advertising	151	—	151
Depreciation and amortization	167	(7)	160
Consolidated funds – other expenses	—	467	467
Total expenses	5,207	293	5,500

Other income (loss), net	(230)	(94)	(324)
Change in fair value of digital assets	(677)	—	(677)
Interest income	28	—	28
Interest expense	(1,876)	—	(1,876)
Net loss before income taxes	(4,446)	(267)	(4,713)
Provision for income taxes	—	—	—
Net loss	(4,446)	(267)	(4,713)
Net loss attributable to noncontrolling interests	—	(342)	(342)
Net loss attributable to CaliberCos Inc.	$(4,446)	$75	$(4,371)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2025
	Unconsolidated	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$11,159	$(731)	$10,428
Performance allocations	32	(7)	25
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	460	460
Total revenues	11,191	4,779	15,970

Expenses
Operating costs	1,832	(451)	1,381
Payroll and payroll related costs	9,585	—	9,585
General and administrative	4,256	(31)	4,225
Marketing and advertising	463	—	463
Depreciation and amortization	503	(20)	483
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	1,391	1,391
Total expenses	16,639	5,632	22,271

Other income (loss), net	(2,238)	(616)	(2,854)
Change in fair value of digital assets	(677)	—	(677)
Interest income	91	(1)	90
Interest expense	(5,225)	—	(5,225)
Net loss before income taxes	(13,497)	(1,470)	(14,967)
Provision for income taxes	—	—	—
Net loss	(13,497)	(1,470)	(14,967)
Net loss attributable to noncontrolling interests	—	(890)	(890)
Net loss attributable to CaliberCos Inc.	$(13,497)	$(580)	$(14,077)

CALIBERCOS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of Platform assets to the most comparable U.S. GAAP measure as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated

Cash	$1,794	$—	$1,794
Restricted cash	2,574	—	2,574
Real estate investments, net	19,995	(168)	19,827
Real estate assets held for sale	1,777	(68)	1,709
Digital assets	3,293	—	3,293
Notes receivable - related parties	10,492	—	10,492
Due from related parties	11,735	(1,178)	10,557
Investments in unconsolidated entities	11,161	(5)	11,156
Operating lease - right of use assets	3,433	(3,433)	—
Prepaid and other assets	2,370	(443)	1,927
Total assets	$68,624	$(5,295)	$63,329

	As of December 31, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Cash	$2,538	$—	$2,538
Restricted cash	2,628	—	2,628
Real estate investments, net	21,945	(256)	21,689
Digital assets	6,850	—	6,850
Notes receivable - related parties	7,348	—	7,348
Due from related parties	10,597	(511)	10,086
Investments in unconsolidated entities	11,629	(5)	11,624
Operating lease - right of use assets	3,712	(3,614)	98
Prepaid and other assets	2,740	(372)	2,368
Total assets	$69,987	$(4,758)	$65,229
Note 17 – Subsequent Events

The Company has evaluated events and transactions that occurred after September 30, 2026, the date of the condensed consolidated balance sheet, through November 13, 2026, the date these condensed consolidated financial statements were issued, for potential recognition or disclosure in these financial statements. Except for the event described below and the matters discussed in Note 1 – Organization and Liquidity, and Note 6 – Notes Payable, no material subsequent events were identified.

On October 7, 2026, the Company entered into payoff option agreements with holders of corporate notes with an aggregate outstanding principal balance of $2.9 million. The agreements permit the Company to settle these notes for aggregate cash payments of $2.3 million, subject to payment within the time periods specified in the agreements.

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
Overview
Over the past 17 years, we have grown into a leading diversified alternative asset management firm, with more than $2.6 billion in Managed Assets, comprised of $0.7 billion of assets under management (“AUM”) and $1.8 billion of assets under development (“AUD”). Our primary goal is to drive shareholder value by enhancing the wealth of accredited investor clients seeking to make investments in real and digital assets.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On August 21, 2026, we received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the bid price of our Class A common stock, par value $0.001 per share, had closed below $1.00 per share for 33 consecutive business days and, as a result, we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Requirement”).

Nasdaq’s notice has no immediate effect on the listing of our Class A Common Stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been afforded a 180-calendar day grace period, through February 17, 2027, to regain compliance with the bid price requirement. Compliance can be achieved by evidencing a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period.

If we do not regain compliance with the bid price requirement by February 17, 2027, we may be eligible for an additional 180-calendar day compliance period so long as we satisfy the criteria for initial listing on the Nasdaq Capital Market and the continued listing requirement for market value of publicly held shares and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we are not eligible for the second grace period, the Nasdaq staff will provide written notice that our Class A Common Stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel (the “Panel”), which request, if timely made, would stay any further suspension or delisting action by the Staff pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. There can be no assurance that we would be successful in our efforts to maintain our Nasdaq listing. If our Class A Common Stock ceases to be listed for trading on the Nasdaq Capital Market, we would expect that the Class A Common Stock would be traded on one of the three tiered marketplaces of the OTC Markets Group.

We intend to closely monitor the closing bid price of the Common Stock and consider all available options to remedy the bid price deficiency to regain compliance with the Minimum Bid Requirement.
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

Since adoption of the policy, we have raised capital through equity issuances and deployed a portion of those proceeds to accumulate LINK tokens as a long-term treasury asset. These holdings are reflected on our accompanying condensed consolidated balance sheets at fair value as of September 30, 2026 and December 31, 2025. Changes in the fair value of our LINK tokens are reflected within our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. We expect continued volatility in the fair value of our digital asset holdings, which may materially affect reported results in future periods.
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
In parallel, we are evaluating the potential to operate or participate in LINK validator-related activities, which could include third-party arrangements or internal capabilities. Validator-related activities play a central role in maintaining network consensus and facilitating data integrity. Revenues generated from staking or related activities, if any, would be evaluated by management in the context of liquidity, balance sheet strategy and capital allocation within our digital asset treasury and asset management platform business.
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

During August 2026, we launched our first tokenized real estate investment offering, in which investor ownership interests are recorded using blockchain-based infrastructure. On August 27, 2026, we formed Caliber Tokenization Services, LLC (“CTS”), a wholly-owned subsidiary, to provide real-world asset tokenization services to family offices and other owners of real estate portfolios under the brand Tokenized by Caliber. As of September 30, 2026, CTS has not entered into any client engagements and has not generated revenue.

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
We have a number of development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built and constructed on undeveloped lands, some of which are on land owned by our funds or are under contract to purchase. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both.
As of September 30, 2026, we are actively developing 1,776 multifamily units, 497 single family units, 3.7 million square feet of commercial and industrial, and 3.1 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.8 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing.
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
Asset Management Revenues
•Fund management fees are generally based on 1.0% to 1.5% of the unreturned capital contributions in a particular fund and include reimbursement for costs incurred on behalf of the fund, including an allocation of certain overhead costs. These customer contracts require us to provide management services, representing a performance obligation that we satisfy over time. With respect to Caliber Hospitality Trust (“CHT”), we earn a fund management fee of 0.7% of CHT’s enterprise value and are reimbursed for certain costs incurred on behalf of CHT.

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

As of September 30, 2026, based on internal asset-level business plans and projected exit assumptions, we estimate aggregate unrealized performance allocations of approximately $95.9 million. This estimate represents our contractual share of projected profits after satisfaction of preferred returns and return of capital.
The estimate is derived from:
•Asset-level discounted cash flow analyses

•Underwriting models used for capital allocation decisions
•Valuation methodologies consistent with fair value measurement frameworks
•Independent third-party valuation work
Assets that are impaired, or where current projections do not support achieving returns above the preferred return threshold, are assigned zero carried interest value and are excluded from the $95.9 million estimate unless and until business plan revisions support a reasonable expectation of future performance allocation realization. Consistent with U.S. GAAP, the $95.9 million of estimated unrealized performance allocations is not reflected in our consolidated financial statements.
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
Segments
Our chief operating decision maker (“CODM”) is our Chief Executive Officer, John C. Loeffler, II. The CODM assesses revenue, operating expenses and key operating statistics to evaluate performance and allocate resources on a basis that eliminates the impact of the consolidated investment funds (intercompany eliminations required by U.S. GAAP) and noncontrolling interests. Management concluded that the consolidated investment funds do not meet the requirements in ASC 280, Segment Reporting, of operating segments, as our CODM does not review the operating results of these investment funds for the purposes of allocating resources, assessing performance or determining whether additional investments or advances will be made to these funds. The investment funds are consolidated based on the requirement in ASC 810, Consolidation, as we were determined to be the primary beneficiary of each of these variable interest entities since we have the power to direct the activities of the entities and the right to absorb losses, generally in the form of guarantees of indebtedness that are significant to the individual investment funds.
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

Our business depends in large part on our ability to raise capital for our funds from investors. Since our inception, we have continued to successfully raise capital into our funds with our total capital raised through September 30, 2026 of $795.2 million. Our success at raising new capital into our funds is impacted by the extent to which new investors see alternative assets as a viable option for capital appreciation and/or income generation. Since our ability to raise new capital into our funds is dependent upon the availability and willingness of investors to direct their investment dollars into our products, our financial performance is sensitive in part to changes in overall economic conditions that affect investment behaviors. The demand from investors is dependent upon the type of asset, the type of return it will generate (current cash flow, long-term capital gains, or both) and the actual return earned by our fund investors relative to other comparable or substitute products. General economic factors and conditions, including the general interest rate environment and unemployment rates, may affect an investor’s ability and desire to invest in real estate. For example, a significant interest rate increase could cause a projected rate of return to be insufficient after considering other risk exposures. Additionally, if weakness in the economy emerges and actual or expected default rates increase, investors in our funds may delay or reduce their investments; however, we believe our approach to investing and the capabilities that we manage throughout the deal cycle will continue to offer an attractive value proposition to investors.
While we have had historical successes, there can be no assurance that fundraising for our new and existing funds will experience similar success. If we were unable to raise such capital, we would be unable to deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
We remain confident about our ability to find, identify, and source new investment opportunities that meet the requirements and return profile of our investment funds despite headwinds associated with increased asset valuations, competition and increased overall cost of credit. We continue to identify strategic acquisitions on off-market terms and anticipate that this trend will continue. We are at a point in our investment cycle where some of our funds have begun to exit significant parts of their portfolios while others are approaching a potential harvesting phase. We have complemented these cycles with other newer funds that will maintain management fees while providing continued sources of activity.
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
The advancement of real estate investment-oriented technology, sometimes referred to as “proptech,” offers us the benefit of new and innovative technologies to better execute on capital formation strategies, investment acquisition strategies, and investment management strategies. In recent years, we have added to our technology stack with systems that we believe lead the market in their specific ability to enhance execution on our projects. Several of these technologies seek to incorporate investments in artificial intelligence, which we believe will be a prevailing trend in helping us to enhance our project execution going forward.
Regional conflicts and instability, such as those in Israel, Ukraine and Iran, can have significant impacts on global markets and economies and investor perception and tolerance for risk. These conflicts could lead to increased volatility in financial markets, disrupt supply chains, and change investor appetite for investments in alternative assets.

Business Environment
Global markets are experiencing significant volatility driven by concerns over inflation, elevated interest rates, global tariffs, slowing economic growth and geopolitical uncertainty. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981, but decreased to 3.7% in September 2026. As a result, from January 1, 2022 through September 18, 2024, the Federal Reserve increased the federal funds rate by 525 basis points. Subsequently, the Federal Reserve decreased the federal funds rate by 175 basis points through December 2025 and increased it by 25 basis points in September 2026, resulting in a target rate range of 3.75% to 4.00% at September 30, 2026. The rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Historically, inflation has tended to favor new capital formation for our funds, as investors seek opportunities that can hedge against rising costs, such as real estate investments. In addition, the increase in interest rates has put pressure on owners of existing real estate to sell assets as their loans mature. Combined with a shrinking pool of buyers, the commercial and residential real estate markets in our favored geographies are moving away from a seller’s market and closer to a buyer’s market. It remains to be seen if a stressed or distressed market may emerge, similar to our early years of operations. In both a buyer’s market and a stressed or distressed market, we expect our business model to outperform, as our direct access to investor capital and our ability to invest in a variety of asset classes allows us to move with the market and take advantage of potentially attractive prices. For project execution, inflation has increased the cost of nearly all building materials and labor types, increasing the cost of construction and renovation of our funds’ assets.

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
On July 29, 2026, the SEC stayed the rule's effectiveness under Rule of Practice 431(e); as a result, the MVLS Rule is not currently in effect.
On November 5, 2026, our market capitalization was $4.5 million ($0.41 times 10,953,415 Class A shares), below the $5.0 million threshold. Because the rule is stayed, we have not received a deficiency notice and are not subject to any compliance period or delisting proceeding. If the stay is lifted, we would be at near-term risk of being below the threshold and, absent a sustained increase in market value, could face a Staff Delisting Determination within 30 business days.
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
Results of Operations
Comparison of the Consolidated Results of Operations for the Three Months Ended September 30, 2026 and 2025
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, Commons Fundco, LLC (“Commons”) was consolidated during the three months ended March 31, 2026, Riverwalk(1) was consolidated during the three months ended December 31, 2025 and DoubleTree by Hilton Tucson Convention Center (“TCC”) was deconsolidated during the three months ended June 30, 2025. The following table and discussion provide insight into our consolidated results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$3,275	$3,486	$(211)	(6.1)%
Performance allocations	—	2	(2)	(100.0)%
Consolidated funds – other revenues	1,040	148	892	602.7%
Total revenues	4,315	3,636	679	18.7%

Expenses
Operating costs	3,539	3,251	288	8.9%
General and administrative	1,135	1,471	(336)	(22.8)%
Marketing and advertising	62	151	(89)	(58.9)%
Depreciation and amortization	169	160	9	5.6%
Consolidated funds – other expenses	2,683	467	2,216	474.5%
Total expenses	7,588	5,500	2,088	38.0%

Other income (loss), net	101	(324)	425	131.2%
Change in fair value of digital assets	1,643	(677)	2,320	342.7%
Interest income	254	28	226	807.1%
Interest expense	(1,363)	(1,876)	513	27.3%
Net loss before income taxes	(2,638)	(4,713)	2,075	44.0%
Provision for income taxes	(3,941)	—	(3,941)	N/A
Net loss	(6,579)	(4,713)	(1,866)	(39.6)%
Net loss attributable to noncontrolling interests	(1,549)	(342)	(1,207)	(352.9)%
Net loss attributable to CaliberCos Inc.	$(5,030)	$(4,371)	$(659)	(15.1)%
(1) The following entities were consolidated as part of the 2025 Riverwalk consolidation: Riverwalk 1 HoldCo, LLC; Riverwalk 2 HoldCo, LLC; Riverwalk 3 HoldCo, LLC; Riverwalk 4 HoldCo, LLC; Riverwalk 5 HoldCo, LLC; Riverwalk 6 HoldCo, LLC; and Riverwalk 7 HoldCo, LLC.

For the three months ended September 30, 2026 and 2025, total revenues were $4.3 million and $3.6 million, respectively, representing a period-over-period increase of 18.7%, which was primarily due to an increase in consolidated fund - other revenue resulting from the consolidation of Riverwalk, which was consolidated during the three months ended December 31, 2025, and the consolidation of Commons, which was consolidated during the three months ended March 31, 2026, partially offset by a decrease in asset management revenues. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
For the three months ended September 30, 2026 and 2025, total expenses were $7.6 million and $5.5 million, respectively, representing a period-over-period increase of 38.0%. The increase was primarily due to an increase in consolidated fund - other expenses resulting from the consolidation of Riverwalk, which was consolidated during the three months ended December 31, 2025, and the consolidation of Commons, which was consolidated during the three months ended March 31, 2026.

For the three months ended September 30, 2026, the change in fair value of digital assets was a $1.6 million gain, compared to a loss of $0.7 million during the three months ended September 30, 2025. During the three months ended September 30, 2026, our investments in digital assets resulted in a net gain related to the fair value. During the three months ended September 30, 2025, our investments in digital assets resulted in a net loss related to the fair value.

For the three months ended September 30, 2026, interest expense decreased $0.5 million, which was primarily due to a decrease in interest expense related to the corporate notes.

For the three months ended September 30, 2026, we recorded a provision for income taxes of $3.9 million, compared to no provision for the same period in 2025, related to the recognition of a net deferred tax liability upon finalizing our 2025 federal income tax return. See Note 10 – Income Taxes in the accompanying condensed consolidated financial statements for additional detail.

For the three months ended September 30, 2026 and 2025, net loss attributable to noncontrolling interests was $1.5 million and $0.3 million, respectively. The increase was primarily due to the net loss of Commons, which was consolidated during the three months ended March 31, 2026. Net loss attributable to noncontrolling interests for the three months ended September 30, 2026 was reduced by $0.7 million to correct the attribution of Commons’ pre-consolidation net loss in prior quarters, as described in Note 2 – Summary of Significant Accounting Policies.

Comparison of the Platform (Unconsolidated) Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the three months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$3,842	$3,514	$328	9.3%
Performance allocations	—	2	(2)	(100.0)%
Total revenues	3,842	3,516	326	9.3%

Expenses
Operating costs	3,713	3,408	305	8.9%
General and administrative	1,105	1,481	(376)	(25.4)%
Marketing and advertising	62	151	(89)	(58.9)%
Depreciation and amortization	176	167	9	5.4%
Total expenses	5,056	5,207	(151)	(2.9)%

Other income (expense), net	282	(230)	512	222.6%
Change in fair value of digital assets	1,643	(677)	2,320	342.7%
Interest income	254	28	226	807.1%
Interest expense	(1,363)	(1,876)	513	27.3%
Net loss before income taxes	(398)	(4,446)	4,048	91.0%
Provision for income taxes	(3,941)	—	(3,941)	N/A
Net loss	$(4,339)	$(4,446)	$107	2.4%
For the three months ended September 30, 2026 and 2025, total revenues were $3.8 million and $3.5 million, respectively, representing a period-over-period increase of 9.3%. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the three months ended September 30, 2026, to the revenues earned for the same period in 2025.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Fund management fees	$3,078	$2,782	$296	10.6%
Financing fees	64	207	(143)	(69.1)%
Development and construction fees	609	427	182	42.6%
Brokerage fees	91	98	(7)	(7.1)%
Total asset management	3,842	3,514	328	9.3%
Performance allocations	—	2	(2)	(100.0)%
Total unconsolidated Platform revenue	$3,842	$3,516	$326	9.3%

Fund management fees increased $0.3 million, or 10.6%, during the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to a $0.2 million increase in hotel management fees and a $0.1 million increase in fund management and administration fees.

Financing fees decreased $0.1 million, or 69.1%, during the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a decrease in loan placement fees.

Development and construction fees increased $0.2 million, or 42.6%, during the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to an increase in pre-construction development milestones completed during the three months ended September 30, 2026.

For the three months ended September 30, 2026, total expenses remained relatively constant at $5.1 million, compared to $5.2 million compared to the same period in 2025. General and administrative expenses decreased $0.4 million, or 25.4%, primarily due to a $0.2 million decrease in legal fees and a $0.2 million decrease in consulting fees. This decrease was partially offset by a $0.3 million, or 8.9%, increase in operating costs, primarily due to higher wages and bonus expense and a $0.2 million franchise tax accrual, partially offset by a $0.6 million decrease in severance.

For the three months ended September 30, 2026, other income, net was $0.3 million, compared to other loss, net of $0.2 million for the same period during 2025. The change was primarily due to a $0.3 million loss on extinguishment of debt recognized during the three months ended September 30, 2025, related to the repayment of the Mast Hill Note.

For the three months ended September 30, 2026, the change in fair value of digital assets resulted in unrealized gains of $1.6 million, compared to unrealized losses of $0.7 million for the same period in 2025.

For the three months ended September 30, 2026, interest income increased $0.2 million, as compared to the same period in 2025, primarily due to interest earned on notes receivable from related parties.

For the three months ended September 30, 2026, interest expense decreased $0.5 million, which was primarily due to a decrease in interest expense related to the corporate notes.

Comparison of the Consolidated Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Our consolidated results of operations are impacted by the timing of consolidation, deconsolidation, and operating performance of our consolidated and previously consolidated funds. Periods presented may not be comparable due to the consolidation or deconsolidation of certain funds. In particular, Commons Fundco, LLC (“Commons”) was consolidated during the three months ended March 31, 2026, Riverwalk(2) was consolidated during the three months ended December 31, 2025 and DoubleTree by Hilton Tucson Convention Center (“TCC”) was deconsolidated during the three months ended June 30, 2025. The following table and discussion provide insight into our consolidated results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$10,144	$10,428	$(284)	(2.7)%
Performance allocations	(49)	25	(74)	(296.0)%
Consolidated funds – hospitality revenues	—	5,057	(5,057)	(100.0)%
Consolidated funds – other revenues	2,708	460	2,248	488.7%
Total revenues	12,803	15,970	(3,167)	(19.8)%

Expenses
Operating costs	11,168	10,966	202	1.8%
General and administrative	3,780	4,225	(445)	(10.5)%
Marketing and advertising	385	463	(78)	(16.8)%
Depreciation and amortization	513	483	30	6.2%
Consolidated funds – hospitality expenses	—	4,743	(4,743)	(100.0)%
Consolidated funds – other expenses	7,126	1,391	5,735	412.3%
Total expenses	22,972	22,271	701	3.1%

Other income (loss), net	(69)	(2,854)	2,785	97.6%
Change in fair value of digital assets	(577)	(677)	100	14.8%
Interest income	797	90	707	785.6%
Interest expense	(4,063)	(5,225)	1,162	22.2%
Net loss before income taxes	(14,081)	(14,967)	886	5.9%
Provision for income taxes	(3,941)	—	(3,941)	N/A
Net loss	(18,022)	(14,967)	(3,055)	(20.4)%
Net loss attributable to noncontrolling interests	(6,015)	(890)	(5,125)	(575.8)%
Net loss attributable to CaliberCos Inc.	$(12,007)	$(14,077)	$2,070	14.7%
For the nine months ended September 30, 2026 and 2025, total revenues were $12.8 million and $16.0 million, respectively, representing a period-over-period decrease of 19.8%, which was primarily due to a decrease in consolidated fund - hospitality revenues resulting from the deconsolidation of TCC, which was deconsolidated during the three months ended June 30, 2025, partially offset by an increase in consolidated fund - other revenue resulting from the consolidation of Riverwalk during the three months ended December 31, 2025 and the consolidation of Commons during the three months ended March 31, 2026. See the Segment Analysis section below in which revenues are presented on a basis that deconsolidates our consolidated funds. As a result, segment revenues are different than those presented on a consolidated basis in accordance with U.S. GAAP, because these fees are eliminated in consolidation when they are derived from a consolidated fund.
(2) The following entities were consolidated as part of the 2025 Riverwalk consolidation: Riverwalk 1 HoldCo, LLC; Riverwalk 2 HoldCo, LLC; Riverwalk 3 HoldCo, LLC; Riverwalk 4 HoldCo, LLC; Riverwalk 5 HoldCo, LLC; Riverwalk 6 HoldCo, LLC; and Riverwalk 7 HoldCo, LLC.

For the nine months ended September 30, 2026 and 2025, total expenses were $23.0 million and $22.3 million, respectively, representing a period-over-period increase of 3.1%. The increase was primarily due to an increase in consolidated funds - other expenses resulting from the consolidation of Riverwalk during the three months ended December 31, 2025 and the consolidation of Commons during the three months ended March 31, 2026, partially offset by a decrease in consolidated funds - hospitality expenses resulting from the deconsolidation of TCC, which was deconsolidated during the three months ended June 30, 2025.
For the nine months ended September 30, 2026 and 2025, other loss, net was $0.1 million and $2.9 million, respectively, representing a period-over-period decrease of 97.6%. The decrease was primarily due to investment impairment charges recognized during the nine months ended September 30, 2025, with no comparable impairments recorded during the nine months ended September 30, 2026.

For the nine months ended September 30, 2026, the change in fair value of digital assets was a loss of $0.6 million, compared to a loss of $0.7 million during the same period in 2025, which was primarily due to the changes in the market prices of digital assets.
For the nine months ended September 30, 2026 and 2025, interest expense was $4.1 million and $5.2 million, respectively, representing a period-over-period decrease of 22.2%. The decrease was primarily due to a decrease in interest expense related to the corporate notes.

For the nine months ended September 30, 2026, we recorded a provision for income taxes of $3.9 million, compared to no provision for the same period in 2025, related to the recognition of a net deferred tax liability during the three months ended September 30, 2026, upon finalizing our 2025 federal income tax return. See Note 10 – Income Taxes in the accompanying condensed consolidated financial statements for additional detail.

For the nine months ended September 30, 2026 and 2025, net loss attributable to noncontrolling interests was $6.0 million and $0.9 million, respectively. The increase was primarily due to the net loss of Commons, which was consolidated during the three months ended March 31, 2026.
Comparison of the Platform (Unconsolidated) Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table and discussion provide insight into our unconsolidated results of operations of the Platform for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Asset management revenues	$11,654	$11,159	$495	4.4%
Performance allocations	(49)	32	(81)	(253.1)%
Total revenues	11,605	11,191	414	3.7%

Expenses
Operating costs	11,712	11,417	295	2.6%
General and administrative	3,770	4,256	(486)	(11.4)%
Marketing and advertising	385	463	(78)	(16.8)%
Depreciation and amortization	534	503	31	6.2%
Total expenses	16,401	16,639	(238)	(1.4)%

Other income (expense), net	475	(2,238)	2,713	121.2%
Change in fair value of digital assets	(577)	(677)	100	14.8%
Interest income	797	91	706	775.8%
Interest expense	(4,063)	(5,225)	1,162	22.2%
Net loss before income taxes	(8,164)	(13,497)	5,333	39.5%
Provision for income taxes	(3,941)	—	(3,941)	N/A
Net loss	$(12,105)	$(13,497)	$1,392	10.3%

For the nine months ended September 30, 2026 and 2025, total revenues remained relatively constant, $11.6 million and $11.2 million, respectively. The table below (in thousands) compares the revenues earned for providing services under our asset management Platform as described in the Revenue Recognition section of Note 2 – Summary of Significant Accounting Policies for the nine months ended September 30, 2026, to the revenues earned for the same period in 2025.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Fund management fees	$9,000	$8,265	$735	8.9%
Financing fees	786	573	213	37.2%
Development and construction fees	1,358	1,934	(576)	(29.8)%
Brokerage fees	510	387	123	31.8%
Total asset management	11,654	11,159	495	4.4%
Performance allocations	(49)	32	(81)	(253.1)%
Total unconsolidated Platform revenue	$11,605	$11,191	$414	3.7%

Fund management fees increased $0.7 million during the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to increased hotel management fees and additional management fee income related to Caliber Hospitality Development.

Development and construction fees decreased $0.6 million during the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a decrease in pre-construction development milestones completed during the nine months ended September 30, 2026 as compared to the same period in 2025.
For the nine months ended September 30, 2026 and 2025, total expenses remained relatively constant at $16.4 million and $16.6 million, respectively.

For the nine months ended September 30, 2026, other income, net was $0.5 million, compared to other loss, net of $2.2 million for the same period during 2025. The change was primarily due to investment impairment charges recognized during the nine months ended September 30, 2025, with no comparable impairments recorded during the nine months ended September 30, 2026.

For the nine months ended September 30, 2026, the change in fair value of digital assets resulted in losses of $0.6 million, compared to losses of $0.7 million during the same period in 2025, which was primarily due to the changes in the market prices of digital assets.
For the nine months ended September 30, 2026, interest expense was $4.1 million, compared to $5.2 million, for the same period during 2025. The decrease was primarily due to a decrease in interest expense related to the corporate notes.

Balance Sheets - Platform (Unconsolidated)
The following table and discussion provide insight into our unconsolidated balance sheets of the asset management Platform as of September 30, 2026 and December 31, 2025. Unconsolidated assets, liabilities and stockholders’ equity are presented on a basis that deconsolidates our consolidated funds (intercompany eliminations). Total assets, total liabilities, and total stockholders’ equity are different than those presented on a consolidated basis in accordance with U.S. GAAP, because certain accounts (including notes receivable, due from/to related parties, and investments in unconsolidated entities) are eliminated in consolidation when they are due from/to consolidated funds. Furthermore, we are required to add to this balance sheet, assets and liabilities and equity of the consolidated funds which are items that are not available to a shareholder of CWD. See the Non-GAAP Measures section below for reconciliations of the unconsolidated results to the most comparable U.S. GAAP measure.

	September 30, 2026	December 31, 2025
(in thousands)
Assets
Cash	$1,794	$2,538
Restricted cash	2,574	2,628
Real estate investments, net	19,995	21,945
Real estate assets held for sale	1,777	—
Digital assets	3,293	6,850
Notes receivable - related parties	10,492	7,348
Due from related parties	11,735	10,597
Investments in unconsolidated entities	11,161	11,629
Operating lease - right of use assets	3,433	3,712
Prepaid and other assets	2,370	2,740
Total assets	$68,624	$69,987

Liabilities
Notes payable, net	$42,059	$46,347
Accounts payable and accrued expenses	6,306	7,325
Redeemable preferred stock	10,497	5,101
Due to related parties	127	186
Operating lease liabilities	4,017	4,163
Other liabilities	4,628	819
Total liabilities	67,634	63,941

Stockholders’ Equity
Preferred stock - Series A	—	—
Preferred stock - Series B	—	—
Preferred stock - Series AAA	—	—
Common stock	10	7
Paid-in capital	87,143	77,263
Accumulated deficit	(86,163)	(71,224)
Total stockholders’ equity	990	6,046
Total liabilities and stockholders’ equity	$68,624	$69,987

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
ii.Fair Value (“FV”) AUM – we define this as the aggregate fair value of the real estate assets we manage and from which we derive management fees, performance revenues and other fees and expense reimbursements. We estimate the value of these assets quarterly to help make sale and hold decisions and to evaluate whether an existing asset would benefit from refinancing or recapitalization. This also gives us insight into the value of our carried interest at any point in time. We also utilize FV AUM to predict the percentage of our portfolio which may need development services in a given year, fund management services (such as refinance), and brokerage services. As we control the decision to hire for these services, our service income is generally predictable based upon our current portfolio AUM and our expectations for AUM growth in the year forecasted. As of September 30, 2026, we had total FV AUM of approximately $737.0 million.
Although we believe we are utilizing generally accepted methodologies for our calculation of Managed Capital and FV AUM, it may differ from our competitors, thereby making these metrics non-comparable to our competitors.

Managed Capital
The table below summarizes the activity of the managed capital for the nine months ended September 30, 2026 (in thousands):

Managed Capital
Balance as of December 31, 2025	$517,186
Originations	10,478
Return of capital	(316)
Investment write-offs(1)	(37,764)
Balance as of March 31, 2026	$489,584
Originations	6,400
Return of capital	(23)
Investment write-offs(1)	(355)
Balance as of June 30, 2026	495,606
Originations	8,957
Return of capital	(6,293)
Balances as of September 30, 2026	$498,270
___________________________________________
(1)Decrease driven by the sale of assets by our investment funds, as well as the recording of an impairment reserve related to an investment held by one of our diversified funds while recoverability is being evaluated.
The table below summarizes the activity of the managed capital for the nine months ended September 30, 2025 (in thousands):

Managed Capital
Balance as of December 31, 2024	$492,542
Originations	2,990
Return of capital	(315)
Balance as of March 31, 2025	$495,217
Originations	4,226
Return of capital	(876)
Balance as of June 30, 2025	498,567
Originations	8,086
Return of capital	(664)
Balances as of September 30, 2025	$505,989
The following table summarizes managed capital for our investment fund portfolios as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Real Estate
Hospitality	$47,097	$49,289
Caliber Hospitality Trust(1)	97,044	97,037
Residential	110,551	103,961
Commercial	189,261	180,569
Total Real Estate(2)	443,953	430,856
Credit(3)	53,530	82,163
Other(4)	787	4,167
Total	$498,270	$517,186
___________________________________________
(1)We earn a fund management fee of 0.70% of CHT’s enterprise value and are reimbursed for certain costs incurred on behalf of CHT.

(2)We include capital raised from our investors through corporate note issuances that was further invested in our funds in Managed Capital. At September 30, 2026 and December 31, 2025, we had invested $11.2 million and $11.6 million, respectively, in our funds.
(3)    Credit managed capital represents loans made to our investment funds by us and our diversified funds. At September 30, 2026 and December 31, 2025, we had loaned $11.7 million and $8.5 million, respectively, to our funds.
(4) Other managed capital represents undeployed capital held in our diversified funds.
Managed capital for our hospitality investment funds decreased $2.2 million due to a $2.2 million redemption. CHT was effectively flat for the nine months ended September 30, 2026.
Managed capital for our residential investment funds increased by $6.6 million during the nine months ended September 30, 2026, due to: (i) $2.0 million in capital raised into our residential assets, (ii) $5.9 million contributed by our diversified funds; partially offset by $1.3 million in redemptions.
Managed capital for our commercial investment funds increased by $8.7 million during the nine months ended September 30, 2026, due to: (i) $3.3 million in capital raised into our commercial assets, (ii) $7.9 million contributed by our diversified funds; partially offset by $2.5 million in redemptions. The scope of investments included tenant improvements, land development, and acquiring existing operating commercial properties.
During the nine months ended September 30, 2026, the decrease in credit managed capital was driven by the sale of assets by our investment funds, as well as the recording of impairment reserves related to investments held by one of our diversified funds.

FV AUM
The table below details the activities that had an impact on our FV AUM, during the nine months ended September 30, 2026 (in thousands):

FV AUM
Balances as of December 31, 2025	$779,730
Assets acquired(1)	4,150
Construction and net market depreciation	(4,675)
Assets sold(2)	(10,275)
Credit(3)	(29,403)
Other(4)	(3,176)
Balances as of March 31, 2026	$736,351
Construction and net market depreciation	(441)
Assets sold (2)	(659)
Credit(3)	622
Other(4)	1,316
Balances as of June 30, 2026	737,189
Assets acquired(1)	4,125
Construction and net market depreciation	(2,925)
Credit(3)	148
Other(4)	(1,520)
Balances as of September 30, 2026	$737,017
The table below details the activities that had an impact on our FV AUM, during the nine months ended September 30, 2025 (in thousands):

FV AUM
Balances as of December 31, 2024	$794,923
CHT contribution	10,300
Construction and net market appreciation	25,800
Credit(3)	379
Other(4)	(644)
Balances as of March 31, 2025	$830,758
Construction and net market appreciation	(25,313)
Assets sold or disposed(2)	(1,487)
Credit(3)	627
Other(4)	(1,409)
Balances as of June 30, 2025	803,176
Construction and net market appreciation	(6,683)
Assets sold or disposed(2)	(1,917)
Credit(3)	2,334
Other(4)	123
Balances as of September 30, 2025	$797,033

The following table summarizes FV AUM of our investment fund portfolios as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Real Estate
Hospitality	$50,900	$55,600
Caliber Hospitality Trust	185,700	191,900
Residential	156,700	165,900
Commercial	289,400	280,000
Total Real Estate	682,700	693,400
Credit(3)	53,530	82,163
Other(4)	787	4,167
Total	$737,017	$779,730
___________________________________________
(1)Assets acquired during the nine months ended September 30, 2026 include one land parcel intended for hotel development in Colorado and one land parcel intended for hotel development in Arizona.
(2)Assets sold during the nine months ended September 30, 2026 include one multi-family residential asset and a portion of a land asset.
(3)Credit FV AUM represents loans made to our investment funds by our diversified credit fund.
(4)Other FV AUM represents undeployed capital held in our diversified funds.

Assets Under Development
We have several development, redevelopment, construction, and entitlement projects that are underway or are in the planning stages, which we define as AUD. This category includes projects to be built on undeveloped land and projects to be built on undeveloped lands, which are not yet owned by our funds. Completing these development activities may ultimately result in income-producing assets, assets we may sell to third parties, or both. If we complete all AUD at September 30, 2026, up through sale, we estimate we could earn up to $95.9 million in performance allocations. As of September 30, 2026, we are actively developing 1,776 multifamily units, 497 single family units, 3.7 million square feet of commercial and industrial, and 3.1 million square feet of office and retail. If all of these projects are brought to completion, the total cost capitalized to these projects, which represents total current estimated costs to complete the development and construction of such projects by us or a third party, is $1.8 billion, which we expect would be funded through a combination of undeployed fund cash, third-party equity, project sales, tax credit financing and similar incentives, and secured debt financing. We are under no obligation to complete these projects and may dispose of any such assets at any time. There can be no assurance that AUD will ultimately be developed or constructed because of the nature of the cost of the approval and development process and market demand for a particular use. In addition, the mix of residential and commercial assets under development may change prior to final development. The development of these assets will require significant additional financing or other sources of funding which may not be available.
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
Platform Earnings
Platform Earnings represents the performance of our asset management platform segment, which generates revenues and expenses from managing our investment portfolio, excluding any consolidated assets or funds. We evaluate recurring earnings capacity through fee-related earnings. We believe this measure provides investors with insight into the recurring operating profile of our asset management platform independent of performance allocation timing.
Platform Earnings per Share
Platform Earnings per Share is calculated as Platform Earnings divided by weighted average CWD common shares outstanding.
Platform Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)
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

The following table presents a reconciliation of net loss attributable to CaliberCos Inc. to Fee-Related Earnings, Distributable Earnings, Platform Adjusted EBITDA, and Consolidated Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to CaliberCos Inc.	$(5,030)	$(4,371)	$(12,007)	$(14,077)
Net loss attributable to noncontrolling interests	(1,549)	(342)	(6,015)	(890)
Net loss	(6,579)	(4,713)	(18,022)	(14,967)
Provision for income taxes	3,941	—	3,941	—
Net loss before income taxes	(2,638)	(4,713)	(14,081)	(14,967)
Depreciation and amortization	176	167	534	503
Consolidated funds’ impact on fee-related earnings	2,059	173	5,373	853
Stock-based compensation	383	332	1,078	1,362
Severance	7	593	410	1,098
Performance allocations	—	(2)	49	(25)
Other income, net	(513)	94	(2,054)	(323)
Investments impairment	167	102	526	2,418
Change in fair value of digital assets	(1,643)	677	577	677
Bad debt expense	64	35	1,053	144
Interest expense, net	1,109	1,848	3,266	5,134
Fee-Related Earnings	(829)	(694)	(3,269)	(3,126)
Performance allocations	—	2	(49)	25
Interest expense, net	(1,109)	(1,848)	(3,266)	(5,134)
Provision for income taxes	(3,941)	—	(3,941)	—
Distributable Earnings	(5,879)	(2,540)	(10,525)	(8,235)
Interest expense	1,363	1,876	4,063	5,225
Other income, net	513	(94)	2,054	323
Provision for income taxes	3,941	—	3,941	—
Consolidated funds’ impact on Platform Adjusted EBITDA	181	93	544	616
Platform Adjusted EBITDA	119	(665)	77	(2,071)
Consolidated funds' EBITDA Adjustments	(360)	201	(1,014)	1,522
Consolidated Adjusted EBITDA	$(241)	$(464)	$(937)	$(549)

All share and per share amounts in the Platform and Consolidated, basic and diluted earnings per share calculations below have been retroactively adjusted for the Reverse Stock Split, for all periods presented.
The following tables present a reconciliation of Platform revenues, expenses and net income to the most comparable U.S. GAAP measure for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$3,842	$(567)	$3,275
Performance allocations	—	—	—
Consolidated funds – other revenues	—	1,040	1,040
Total revenues	3,842	473	4,315

Expenses
Operating costs	3,713	(174)	3,539
General and administrative	1,105	30	1,135
Marketing and advertising	62	—	62
Depreciation and amortization	176	(7)	169
Consolidated funds – other expenses	—	2,683	2,683
Total expenses	5,056	2,532	7,588

Other income (loss), net	282	(181)	101
Change in fair value of digital assets	1,643	—	1,643
Interest income	254	—	254
Interest expense	(1,363)	—	(1,363)
Net loss before income taxes	(398)	(2,240)	(2,638)
Provision for income taxes	(3,941)	—	(3,941)
Net loss	(4,339)	(2,240)	(6,579)
Net loss attributable to noncontrolling interests	—	(1,549)	(1,549)
Net loss attributable to CaliberCos Inc.	$(4,339)	$(691)	$(5,030)
Basic and diluted net loss per share	$(0.43)		$(0.49)
Weighted average common shares outstanding:
Basic and diluted	10,283		10,283

	Nine Months Ended September 30, 2026
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management revenues	$11,654	$(1,510)	$10,144
Performance allocations	(49)	—	(49)
Consolidated funds – other revenues	—	2,708	2,708
Total revenues	11,605	1,198	12,803

Expenses
Operating costs	11,712	(544)	11,168
General and administrative	3,770	10	3,780
Marketing and advertising	385	—	385
Depreciation and amortization	534	(21)	513
Consolidated funds – other expenses	—	7,126	7,126
Total expenses	16,401	6,571	22,972

Other income (loss), net	475	(544)	(69)
Change in fair value of digital assets	(577)	—	(577)
Interest income	797	—	797
Interest expense	(4,063)	—	(4,063)
Net loss before income taxes	(8,164)	(5,917)	(14,081)
Provision for income taxes	(3,941)	—	(3,941)
Net loss	(12,105)	(5,917)	(18,022)
Net loss attributable to noncontrolling interests	—	(6,015)	(6,015)
Net loss attributable to CaliberCos Inc.	$(12,105)	$98	$(12,007)
Basic and diluted net loss per share	$(1.43)		$(1.42)
Weighted average common shares outstanding:
Basic and diluted	8,712		8,712

	Three Months Ended September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$3,514	$(28)	$3,486
Performance allocations	2	—	2
Consolidated funds – hospitality revenue	—	—	—
Consolidated funds – other revenue	—	148	148
Total revenues	3,516	120	3,636

Expenses
Operating costs	3,408	(157)	3,251
General and administrative	1,481	(10)	1,471
Marketing and advertising	151	—	151
Depreciation and amortization	167	(7)	160
Consolidated funds – hospitality expenses	—	—	—
Consolidated funds – other expenses	—	467	467
Total expenses	5,207	293	5,500

Change in fair value of digital assets	(677)	—	(677)
Other loss, net	(230)	(94)	(324)
Interest income	28	—	28
Interest expense	(1,876)	—	(1,876)
Net loss before income taxes	(4,446)	(267)	(4,713)
Provision for income taxes	—	—	—
Net loss	(4,446)	(267)	(4,713)
Net loss attributable to noncontrolling interests	—	(342)	(342)
Net loss attributable to CaliberCos Inc.	$(4,446)	$75	$(4,371)
Basic and diluted net loss per share	$(1.70)		$(1.65)
Weighted average common shares outstanding:
Basic and diluted	2,615		2,615

	Nine Months Ended September 30, 2025
	Platform	Impact of Consolidated Funds	Consolidated
Revenues
Asset management	$11,159	$(731)	$10,428
Performance allocations	32	(7)	25
Consolidated funds – hospitality revenue	—	5,057	5,057
Consolidated funds – other revenue	—	460	460
Total revenues	11,191	4,779	15,970

Expenses
Operating costs	11,417	(451)	10,966
General and administrative	4,256	(31)	4,225
Marketing and advertising	463	—	463
Depreciation and amortization	503	(20)	483
Consolidated funds – hospitality expenses	—	4,743	4,743
Consolidated funds – other expenses	—	1,391	1,391
Total expenses	16,639	5,632	22,271

Change in fair value of digital assets	(677)	—	(677)
Other loss, net	(2,238)	(616)	(2,854)
Interest income	91	(1)	90
Interest expense	(5,225)	—	(5,225)
Net loss before income taxes	(13,497)	(1,470)	(14,967)
Provision for income taxes	—	—	—
Net loss	(13,497)	(1,470)	(14,967)
Net loss attributable to noncontrolling interests	—	(890)	(890)
Net loss attributable to CaliberCos Inc.	$(13,497)	$(580)	$(14,077)
Basic and diluted net loss per share	$(8.01)		$(8.31)
Weighted average common shares outstanding:
Basic and diluted	1,685		1,685
Liquidity and Capital Resources
At September 30, 2026, the Company’s corporate note portfolio consisted of 145 unsecured notes with an aggregate principal balance of $25.6 million, compared to 178 unsecured notes with an aggregate principal balance of $29.6 million at December 31, 2025 and 194 unsecured notes with an aggregate principal balance of $31.5 million at September 30, 2025, an 18.7% decrease year over year. The notes generally have either a 12-month or 36-month term, with the 12-month note holders having the option to extend for an additional 12-month term. As of November 13, 2026, an aggregate of $18.6 million of corporate and convertible notes had matured or will mature within the 12-month period subsequent to the date these condensed consolidated financial statements were issued.
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
To satisfy the maturity of these corporate notes, the Company intends to continue executing on the following strategies, which the Company has been actively pursuing during 2025 and 2026:
i.Reg A+ Series AA Preferred Stock Offering. Raise up to $20.0 million of Series AA Preferred Stock through the Company’s Reg A+ offering, which was qualified on March 12, 2025. From program inception through November 13, 2026, the Company has raised $9.9 million in proceeds from its Series AA Preferred Stock.
ii.Note Refinancing into 36-Month Term Program. Refinance existing 12-month term corporate notes into the Company’s 36-month term corporate note program. From program inception through November 13, 2026, the Company has refinanced $6.7 million of 12-month term corporate notes into the 36-month term program.
iii.Note Conversion Program. Convert corporate notes into shares of Caliber Class A common stock or Series AAA Convertible Preferred Stock through the Company’s note conversion program (the “Program”), launched in October 2025. Under the Program, holders of outstanding promissory notes may elect to convert all or part of their notes into Class A common stock at a per share conversion price equaling the lower of (i) the average closing price of the Company’s Class A common stock over the five trading days prior to the execution, or (ii) the closing bid price of the Company’s Class A common stock the business day preceding execution, or, alternatively into shares of Series AAA Convertible Preferred Stock. From program inception through November 13, 2026, the Company has successfully converted $3.8 million of corporate notes into 2,269,677 shares of Class A common stock at conversion prices ranging from $1.06 to $3.72 per share, and an additional $1.5 million of corporate notes into 1,529 shares of Series AAA Convertible Preferred Stock.
iv.Equity Issuances Through ELOC and ATM Facilities. Raise additional equity through the Company’s existing equity line of credit (“ELOC”) and at-the-market (“ATM”) facilities, with a portion of the proceeds allocated to general corporate purposes. From program inception through November 13, 2026, the Company generated $43.1 million in net cash from equity issuances across all sources.
v.Corporate Note Exchange Program. In September 2026, the Company launched a corporate note exchange program. Through November 12, 2026, Note Holders have elected the following:
•Exchange for New Notes: $3.2 million of Notes exchanged for New Notes, including $0.3 million effective October 1, 2026.
•Exchange for Series AAA Preferred: $0.6 million of Notes exchanged for 590 shares of Series AAA Preferred.
•Payoff Option: $14.8 million of Notes under executed Payoff Option agreements, including $2.85 million executed on October 7, 2026. Of these, $13.6 million mature within the 12-month period and may be repaid for approximately $10.9 million. The agreements expire between February 28, 2027 and April 7, 2027.
On November 10, 2026, the Company’s Board of Directors approved a financing of up to $10.0 million in stated value of senior convertible preferred stock to fund the payoffs, which the Company expects to close in December 2026. The Company plans to repay the remaining $5.0 million of notes maturing within the 12-month period with proceeds from follow-on equity issuances.
vi. Sale of the Gateway Office Building. Sell the Company’s Gateway office building, from which the Company expects net proceeds of approximately $6.0 million in 2027.
vii. Sale of Digital Assets. Sell digital assets as needed. At November 9, 2026, the fair value of the Company’s digital assets was approximately $2.5 million.
In addition to the financing actions noted, management continues to execute various plans implemented to address operating losses and near-term maturities or demands for repayment of its notes. Consistent with actions taken in prior reporting periods, these plans include: i) further reducing operating costs, including the workforce reductions implemented in 2025 that are expected to generate annualized cost savings of $3.9 million in compensation and employee benefit expenses in 2026; ii) collecting all or part of the Company’s $11.9 million in accounts receivable; iii) collecting all or part of its $11.2 million in investments from its managed funds; iv) continuing to expand fundraising channels and managed capital; v) selling or accepting outside investment into the Company’s corporate headquarters; vi) placing debt on unencumbered assets; and vii) generating planned cash flow from operations through the execution of the Company’s existing project pipeline.

During the nine months ended September 30, 2026, the Company executed against these plans and, among other things: (i) collected $8.1 million in notes receivable from related parties; (ii) collected $10.8 million in accounts receivable; (iii) issued $5.6 million of Series AA Preferred Stock under its Regulation A+ offering; and (iv) converted $4.0 million of corporate notes into Class A common stock and Series AAA Convertible Preferred Stock. As a result of these and prior period actions, the Company’s aggregate corporate note balance decreased from $29.6 million at December 31, 2025 to $25.6 million at September 30, 2026.
After consideration of the implemented and planned actions, including the executed Payoff Option agreements and the Board-approved financing, management concluded that because the financing has not been executed and its completion depends on factors outside management’s control, the Company cannot conclude that it is probable that management’s plans will be effectively implemented within one year after the date these condensed consolidated financial statements were issued under ASC 205-40 Presentation of Financial Statements—Going Concern. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
Management continues to pursue these plans and advance its existing project pipeline. The financing remains subject to the execution of definitive agreements, stockholder approval and market conditions, and no assurance can be provided that such plans will be successful or implemented in a timely manner sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.
Each of our funds, and the entities through which they acquire or own their assets, is a separate legal entity with limited liability. Therefore, the cash flows generated by these entities, whether through operations or financing, are unavailable for general corporate purposes, except as payment to us for services performed by us.
Corporate Debt
As of September 30, 2026, we have issued and outstanding unsecured promissory notes of $25.6 million with an average outstanding principal balance of $0.2 million, a weighted average interest rate of 10.36%, and maturity dates ranging from January 2024 to August 2031. The purpose of this financing program is to provide us with flexible, short-term capital to be used to grow our assets under management and assist funds in a fast-moving acquisition or investment, as well as general corporate purposes. Additionally, the program provides customers of our funds access to a short-term lending opportunity. Management actively manages each relationship to determine if the respective customer would like to redeem upon maturity or extend for an additional period of time. This outstanding debt resulted in interest expense of $0.7 million and $2.3 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.
Cash Flows Analysis
The section below discusses in more detail our primary sources and uses of cash and primary drivers of cash flows within our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$(8,360)	$(7,523)	$(837)
Investing activities	(78)	(17,098)	17,020
Financing activities	7,895	33,112	(25,217)
Net change in cash and restricted cash	$(543)	$8,491	$(9,034)

The assets of our consolidated funds, on a gross basis, can be substantially larger than the assets of our core business and, accordingly could have a substantial effect on the accompanying statements of cash flows. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to us and to our consolidated funds (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash used in the Company's operating activities	$(4,696)	$(8,178)	$3,482
Net cash (used in) provided by the consolidated funds' operating activities	(3,664)	655	(4,319)
Net cash used in the Company's operating activities	(8,360)	(7,523)	(837)
Net cash used in the Company's investing activities	(1,069)	(12,945)	11,876
Net cash provided by (used in) the consolidated funds' investing activities	991	(4,153)	5,144
Net cash used in the Company's investing activities	(78)	(17,098)	17,020
Net cash provided by the Company's financing activities	5,534	29,487	(23,953)
Net cash provided by the consolidated funds' financing activities	2,361	3,625	(1,264)
Net cash provided by the Company's financing activities	7,895	33,112	(25,217)
Net change in cash and restricted cash	$(543)	$8,491	$(9,034)
Operating Activities
Our net cash flows from operating activities are generally comprised of asset management revenues and performance allocations, less cash used for operating expenses, including interest paid on our debt obligations. Net cash used in operating activities of the Company decreased $3.5 million during the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a $4.2 million improvement in net loss after adjusting for non-cash items, including a $1.5 million decrease in cash paid for interest. This was partially offset by a $0.7 million increase in cash used for working capital, primarily due to the receipt of tenant improvement deposits and the recovery of pursuit costs and deposits upon the acquisition of a sponsored real estate investment during 2025, neither of which recurred in 2026. Net cash used in operating activities of the consolidated funds was $3.7 million during the nine months ended September 30, 2026, as compared to net cash provided by operating activities of $0.7 million during the same period in 2025. The change was primarily due to the operating results of Riverwalk and Commons, which were consolidated during the three months ended December 31, 2025 and March 31, 2026, respectively, including a $1.4 million increase in cash paid for interest by the consolidated funds.
Investing Activities
Net cash used in investing activities of the Company decreased $11.9 million during the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to $10.6 million of investments in digital assets in 2025 that did not recur and $3.0 million of proceeds from the sale of digital assets in 2026, partially offset by a $2.0 million return of capital from unconsolidated entities in 2025 that did not recur. Net cash provided by investing activities of the consolidated funds was $1.0 million during the nine months ended September 30, 2026, as compared to net cash used in investing activities of $4.2 million during the same period in 2025. The change was primarily due to $1.0 million of cash acquired upon the consolidation of Commons in 2026, compared to $4.5 million of cash removed upon the deconsolidation of VIEs in 2025.
Financing Activities
Net cash provided by financing activities of the Company decreased $24.0 million during the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a $15.5 million decrease in proceeds from the issuance of preferred stock and an $11.1 million decrease in proceeds from the issuance of common stock, partially offset by a $1.3 million increase in proceeds from the issuance of redeemable preferred stock and a $1.2 million decrease in net repayments of notes payable. Net cash provided by financing activities of the consolidated funds decreased $1.3 million during the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to $4.9 million of net proceeds from the 2025 refinancing of notes payable that did not recur and $1.3 million of redemptions to noncontrolling interest holders in 2026, partially offset by a $4.5 million increase in contributions from noncontrolling interest holders
Critical Accounting Policies and Estimates
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
For performance obligations satisfied over time, significant judgment is required to determine how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on appropriate measurement of our progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events. Transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information that is reasonably available to us. Revenues are recognized when control of the promised services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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

Consistent with our digital asset treasury strategy, our intent is to make consistent purchases of LINK over time, establishing a material position in LINK holdings within our treasury. In the event we opt to sell all or a portion of our LINK holdings, we will calculate the realized gain or loss recognized in the condensed consolidated statements of operations as the difference between the gross sales price and the carrying value of the LINK sold immediately prior to sale. We use the first-in, first-out method to identify which LINK tokens are deemed sold for purposes of determining cost basis, which is used for disclosure and tax reporting.

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
Consolidated funds – other revenue
Consolidated funds - other revenue primarily consists of rental revenue of $1.0 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. Rental revenue includes the revenues generated primarily by the rental operations of the residential and commercial properties of our consolidated funds.
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
Fair Value of Financial Instruments
The fair value of financial instruments is disclosed in accordance with ASC 825, Financial Instruments. The fair value of the consolidated funds’ financial instruments is estimated using available market information and established valuation methodologies. The estimates of fair value are not necessarily indicative of the amounts the consolidated funds could realize on disposition of the financial instruments. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts.

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

As of September 30, 2026, our debt included fixed-rate debt with a fair value and carrying value of $58.5 million and $61.4 million, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

As of September 30, 2026, our debt included variable-rate debt with a fair value and carrying value of $48.5 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2026 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.5 million annually.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as previously reported in the Company’s Current Reports on Form 8-K, there were no unregistered sales of equity securities during the quarter ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
See Note 6 – Notes Payable in the accompanying condensed consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Trading Plans
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a Rule "10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of CaliberCos Inc. (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
3.2	Amended and Restated Bylaws of CaliberCos Inc. (incorporated by reference to Exhibit 3.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on May 19, 2023)
3.3
Certificate of Designation, Preferences and Rights relating to the Series A Convertible Preferred Stock, dated November 26, 2024 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on December 4, 2024)

3.4
Certificate of Designation, Preferences and Rights relating to the Series AA Cumulative Redeemable Preferred Stock, dated March 5, 2025 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on March 11, 2025)

3.5
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation filed on April 23, 2025 (incorporated by reference to Exhibit 3.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 25, 2025)

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

4.8	Form of Subordinated Amortizing Promissory Note (incorporated by reference to Exhibit 4.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 14, 2026)
10.1	Subscription Agreement for Class A common stock (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2026)
10.2	Subscription Agreement for Series AAA Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on April 14, 2026)
10.3	Form of Note Subscription Agreement and Release (incorporated by reference to Exhibit 10.1 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 14, 2026)
10.4	Form of Subscription Agreement for Series AAA Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 14, 2026)
10.5	Form of Payoff Option and Standstill Agreement (incorporated by reference to Exhibit 10.3 of CaliberCos Inc.’s Form 8-K filed with the SEC on September 14, 2026)

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on November 13, 2026.

CALIBERCOS INC.

By:	/s/ John C. Loeffler, II
Name:	John C. Loeffler, II
Title:	Chairman and Chief Executive Officer
As required under the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John C. Loeffler, II	Chairman and Chief Executive Officer	November 13, 2026
John C. Loeffler, II	(Principal Executive Officer)

/s/ Michael Rosales	Acting Chief Financial Officer (Principal Financial Officer)	November 13, 2026
Michael Rosales

/s/ Jennifer Schrader	President and Vice-Chairperson	November 13, 2026
Jennifer Schrader